Form 10QSB
period 2007-10-31
Contact Minerals Corp.
filed 2007-12-11
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2007

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

Commission file number 000-52879

CONTACT MINERALS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	39-2060052
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 206 - 475 Howe Street
Vancouver, British Columbia, Canada V6C 2B3
Tel: (604) 629-1007
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [  ]
(2) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Total revenues for quarter ended October 31, 2007 were $0.

As of December 15, 2007 the Company had 7,140,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Contact Minerals Corp.
(An Exploration Stage Company)
(unaudited)

October 31, 2007

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	October 31,	July 31,
	2007	2007
	$	$

ASSETS
Current Assets
Cash	53,016	76,217
Total Assets	53,016	76,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	104	93
Accrued liabilities (Note 4)	628	9,913
Due to related party (Note 5(b))	23,937	18,756
Total Liabilities	24,669	28,762
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity
Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 7,140,000 shares	7,140	7,140
Additional Paid-in Capital	57,860	57,860
Stock Subscriptions Receivable (Note 6)	–	(4,750)
Donated Capital (Note 5(a))	10,381	5,881
Deficit Accumulated During the Exploration Stage	(47,034)	(18,676)
Total Stockholders’ Equity	28,347	47,455
Total Liabilities and Stockholders’ Equity	53,016	76,217

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the period from
	April 25, 2007	Three Months	April 25, 2007
	(Date of Inception)	Ended	(Date of Inception)
	To October 31,	October 31	To July 31,
	2007	2007	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	932	175	757
Foreign exchange (gain)/loss	(71)	(78)	7
Management fees (Note 5(a))	6,000	3,000	3,000
Impairment of mineral property costs	2,500	–	2,500
Mineral property costs	653	–	653
Professional services	34,020	23,761	10,259
Rent (Note 5(a))	3,000	1,500	1,500

Total Expenses	47,034	28,358	18,676

Net Loss	(47,034)	(28,358)	(18,676)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		7,140,000	1,888,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the period from
	Three Months	April 25, 2007
	Ended	(Date of Inception)
	October 31,	to July 31,
	2007	2007
	$	$
Operating Activities
Net loss for the period	(28,358)	(18,676)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated expenses	4,500	5,881
Impairment of mineral property costs	–	2,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,274)	10,006
Due to related parties	5,181	18,756
Net Cash Provided by (Used in) Operating Activities	(27,951)	18,467
Investing Activities
Acquisition of mineral property claims	–	(2,500)
Net Cash Used in Investing Activities	–	(2,500)
Financing Activities
Proceeds from stock subscriptions	4,750	60,250
Net Cash Provided by Financing Activities	4,750	60,250
Increase (Decrease) in Cash	(23,201)	76,217
Cash – Beginning of Period	76,217	–
Cash – End of Period	53,016	76,217

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Exploration Stage Company

Contact Minerals Corp. (“the Company”) was incorporated in the State of Nevada on April 25, 2007. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2007 the Company has accumulated losses of $47,034 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On October 1, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on October 22, 2007, to register 3,640,000 shares of common stock for resale by existing shareholders of the Company at $0.20 per share until the shares are quoted on the OTC Bulletin Board (“OTCBB”), and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, donated services, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	f)	Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	h)	Mineral Property Costs

The Company has been in the exploration stage since its inception on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

	k)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Mineral Property

On June 30, 2007, the Company entered into a property option agreement with a relative of the President of the Company whereby the Company has the option to acquire a 100% interest in and to six mineral claims located in the Revelstoke Mining District in the Province of British Columbia by payment of $2,500 (paid) upon signing the contract, $2,500 within 10 days of the Company being listed for trading on the OTCBB Exchange, $10,000 on the first anniversary of this agreement and $10,000 on the second anniversary of this agreement. The Company must also pay 1% Net Smelter Returns Royalty (NSR) upon commencement of commercial production to a maximum of $1,000,000. During the period ended July 31, 2007, the Company incurred a total of $653 for mineral property costs, and impaired the $2,500 acquisition costs of the mineral properties as future benefits cannot be determined.

4.	Accrued Liabilities

At October 31, 2007, accrued liabilities of $628 (July 31, 2007 - $9,913) consist of professional fees.

5.	Related Party Transactions

a)

During the three months ended October 31, 2007, the Company recognized a total of $3,000 for donated services at $1,000 per month and $1,500 for donated rent at $500 per month provided by the President of the Company.

b)

As at October 31, 2007, the Company is indebted to the President of the Company $23,937 (July 31, 2007 – $18,756) for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report is not strictly historical, including statements as to business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future agreements, the success of the Company's exploration activities, or otherwise as to future events, such statements are forward-looking. All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

BUSINESS

History and Organization

Contact Minerals Corp. was incorporated under the laws of the state of Nevada on April 25, 2007. We have not commenced business operations and we are considered an exploration stage company. To date, our activities have been limited to organizational matters, obtaining a geology report on the Triune claims and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our Company, the founding shareholder of our Company contributed an aggregate of US$4,000 cash in exchange for a total of 4,000,000 shares of common stock.

Property Option Agreement

The Triune claims consist of six mineral claims covering approximately 79.69 hectares (202 acres). The following table sets forth the details of the claim.

Lot #	Name of Claim	Area in Ha	Expiry Date

5681	Triune	20.56 Ha (52.2 acres)	July 1, 2008
5682	Enterprise	20.0 Ha (50.8 acres)	July 1, 2008
5683	Silver Chief	14.67 Ha (37.3 acres)	July 1, 2008
5684	Kamloops Fraction	2.25 Ha (5.7 acres)	July 1, 2008
5685	Revenge	8.19 Ha (20.8 acres)	July 1, 2008

Lot #	Name of Claim	Area in Ha	Expiry Date
4952	Kamloops	13.82 Ha (35.1 acres)	July 1, 2008

Under the Property Option Agreement, Mr. William McCullagh has a 1% Net Smelter Return ("NSR") royalty interest in the Triune claims, if and when Contact exercises its option to acquire a 100% interest in the Triune Property by making the required cash payments. The NSR is payable to William McCullagh to a maximum of US$1,000,000. The NSR means the gross value of ore, ore concentrates or bullion shipped from the Triune Property as shown on the smelter settlement sheets and any output or production tax levied with respect to production from the Triune Property.

The US$25,000 cash payments will be paid as follows:

(a)	US$2,500 upon signing of the Agreement (paid);
(b)	US$2,500 within 10 days of Contact being quoted for trading on the OTC Bulletin Board;
(c)	US$10,000 on the first anniversary date of the Agreement; and
(d)	US$10,000 on the second anniversary date of the Agreement.

Geology Report

Mr. W.G. Timmins, P.Eng. was hired by Contact to provide an initial Geology Report dated August 1, 2007 on the Triune claims. Mr. Timmins is a professional engineer and consulting geologist with 42 years of experience in mineral exploration, and has been involved in the evaluation, exploration and development of mineral properties throughout the United States, Canada, Latin and South America, Australia and New Zealand. Mr. Timmins does not have any interest in the Triune Property or the Company. The report is based on published and private reports, maps and data provided by the Company and in the public domain, and past visits to the area. Mr. Timmins’ report details the geological and exploration history of the Triune Property, including the land status, climate, geology and mineralization. Based upon previous exploration activity in the area and his personal knowledge of the property, Mr. Timmins recommends the Company conduct a specific exploration program on the Triune Property. The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.

Recommended Exploration Program

Mr. Timmins recommends an initial two-phase exploration program, Phase I consists of road reconstruction, trenching and blasting, and mapping and sampling the property and is estimated to cost approximately $29,900. If the results of Phase I are favourable, a Phase II program will be conducted on the Triune Property and it will consist of diamond drilling at an estimated cost of $141,450.

Geological Exploration Program

Our mineral claims presently do not have any mineral reserves. The Triune Property has underground tunnels that were constructed during previous periods of mining activity. There is no mining plant or equipment located on the property.

We have not yet commenced physical exploration of the Triune claims. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

The exploration program proposed by the Company's independent consultant is designed to determine whether mineralization exists to the extent that further exploration is recommended to outline any such mineralized zones. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations. If we decide to abandon our mineral claim at any stage of our exploration program, we intend to acquire other properties and conduct similar exploration programs. The other properties may be located in the same mining district or we may in the future explore properties located in other jurisdictions, which may include other provinces in Canada, or in the United States. Currently, the Company does not have any other properties or any intentions of acquiring any other properties.

William McCullagh will maintain the claims in good standing by paying approximately $99.61 per year to the Mineral Titles Branch of the Province of British Columbia, due July 1 every year. The next payment is due July 1, 2008. As of the date hereof, all required payments have been made to maintain the six mineral claims in good standing.

We plan to conduct a Phase I exploration program on the Triune Property in July of 2008 and if recommended, a Phase II exploration program in July of 2009. Due to extreme weather conditions, exploration activities can only be conducted between mid-July and October of each year.

Phase I costing $29,900 will consist of the following:

Road Reconstruction	$5,000
Trenching and Blasting	$5,000
Mapping and Sampling	$3,000
Mobilization and Demobilization	$3,000
Transportation, Trucks, etc.	$2,000
Camp, Accommodation and Board Costs	$4,000
Assay Costs	$2,000
Engineering, Supervision, reports, etc.	$2,000
Contingency @ 15%	$3,900
TOTAL COST - PHASE I	$29,900

Phase II costing $141,450 will consist of the following:

Diamond Drilling including: mobilization/demobilization, camp costs, etc. are estimated: 2,500 feet NQ core @ $40/ft	$100,000
Transport and Travel, Truck, etc.	$5,000
Assaying, Analyses	$5,000
Core Logging On-site Supervision	$8,000
Engineering Reports	$5,000
Contingency @ 15%	$18,450
TOTAL COST - PHASE II	$141,450

The extent of a Phase III program cannot be anticipated at this time.

We have not hired any personnel to perform the geological work on the Triune Property. Any geologist that we hire in the future will be responsible for selecting the appropriate personnel and incurring all worker-related costs, which we will reimburse for such services.

Canadian Mining Law

The laws of British Columbia govern work on the claim. Title to mineral claims are issued and administered by the Kamloops Land Title Office and any work on the property must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals, which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the titleholder has the right to use the surface of the claim for mining proposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

Glossary of Geological Terms

“Anticline” means an arch like formational bend.

“Basal” means the bottom of a formation in or near contact with another formation.

“Metamorphic rocks” means rocks, which have undergone a change in texture or composition as a result of heat and/or pressure.

“Paleozoic” means the era of geological time marked by the appearance of plants and animals.

“Phyllite” means metamorphic rock formed from mudstones or shales.

“Sedimentary rocks” means secondary rocks formed from material derived from other rocks and laid down under water.

“Volcanic rocks” means rocks formed from volcanic magma that has flowed from a volcano.

The sections below describing the property are excerpts from a geological report dated August 1, 2007 prepared by Mr. Timmins, our consulting geologist. Mr. Timmins has not visited the site and no visual inspection has been performed. Mr. Timmin’s recommendations are based solely on his interpretation of prior geological surveys.

Location, Access, Topography and Climate

The claims are situated about 15 miles southeast of the Village of Trout Lake which is located some 48 miles southeast of the Town of Revelstoke, British Columbia, and can be accessed by paved road and ferry. Revelstoke is located on the Trans Canada Highway some 300 miles east of Vancouver, British Columbia. Access to the property is provided by four-wheel drive road, which will require rehabilitation by bulldozer. The claims lie in extremely rugged terrain and the old workings were excavated in a cirque (basin) at the head of Triune Creek. The claims range in elevation from about 7,250 feet above sea level to 7,650 feel above sea level and locally the topography is extremely steep. Annual snowfall may be as much as 30 feet and the area of the workings is usually snow-free from mid July to October. Heavy timber consisting of fir, cedar and hemlock grow below 4,500 feet. Above 4,500 feet, there is sparse stunted timber. The old mine area is above timber. There are no facilities at the site.

History of the Property

The Ferguson Brothers staked the claims in 1900 after the discovery of lead-silver mineralization was exposed by a retreating glacier. An adit (horizontal tunnel) was driven 50 feet into the mountain in 1901 from which 96 tons of hand-picked ore was shipped to the smelter. The values are reported as 0.90 ounce/ton gold, 400 ounce/ton silver and 50% lead. A second adit was then excavated 140 feet below the #1 adit (discovery adit), from 1902 to 1905. The property was then acquired by the Metropolitan Mining and Development Co., which operated from 1902 to 1905 completing 920 feet of tunneling and raises (a raise is an excavated opening between different levels of underground tunnels). It is reported by the B.C. Department of Mines in 1916 that shipments of ore from the Triune totaled 534 tons. The property was then idle until 1916 due to litigation. The Minnesota Gold and Silver Mining and Manufacturing Co. operated the property form 1916 to 1918, however particulars are unknown. Although details are scant, it is known that an aerial tramway was constructed, some ore mined and shipped. There was again activity by H.F. Upton and D.A. Lougheed in 1940 and, apparently, ore was stockpiled for shipment from the #2 and #3 adits, however the ore was not shipped due to legalities. The road to the property was made accessible for four-wheel drive vehicles in 1952. Legalities, litigation and title and ownership problems have plagued the Triune property for many years, however these problems were cleared up by Mr. Isaac Miller in 1950. In 1956, Richrock Mines Ltd. acquired the property. Richrock retained Dolmage Campbell and Associates Ltd. of Vancouver who carried out a program of geological mapping in 1969. Some rehabilitation of the #2 and #3 adits was also completed. It appears that other than minimal prospecting, the property was again idle until 1979 at which time Richrock prepared a partial assay plan. A.F. Roberts, P. Eng. Prepared reports with work recommendations in 1978 and 1979. Imperial Consolidated Capital acquired the property in 2003 however the agreement was terminated in 2006. As far as is known, no further work has been carried out.

Regional and Local Geology

The Triune Property is underlain by the Index and Triune Formations of the Lardeau Group of rocks. The Lardeau Mineral District lies near the northern end of the Kootenay Arc, a curving belt of complexity deformed sedimentary, volcanic, and metamorphic rocks. From near Revelstoke, this belt extends southeasterly to Kootenay Lake and then southerly into the United States. Within the Kootenay Arc, a prominent geologic unit is the Lardeau Group of sedimentary and volcanic rocks of Paleozoic age. Near Trout Lake, the Lardeau Group crops out over a width of 15 miles. Near the Triune Mine, the Lardeau Group has been subdivided into five formations all exposed in the Silver Cup anticline. The anticline is overturned to the West so that all the beds dip to the northeast, at 50 degrees to 70 degrees. Of particular interest are the Index and Triune Formations at the base of the Lardeau Group. The Triune Mine ore-shoots, and also those of the deposits lying less than a mile to the northeast in the Silver Cup Mine area, occur in a basal member of the Triune Formation near the contact with the Index Formation. The Index Formation is the oldest map unit in the Triune Mine area. It occupies the core of the main anticline and because the beds are overturned, it overlies the younger Triune Formation. The Silver Cup, Triune, Bullwheel and Enterprise comprise the four quartz vein structures exposed on the property. There are no ore reserves at the Triune property.

Conclusions and Recommendations

The Triune property occurs in a favourable geologic environment, contains a previously semi-exploited vein structure (the Triune vein), and hosts other vein structures. The principal quartz veins occur in a sheared black slate and phyllite and are associated with fold structures within a major overturned anticline in Triune Formation rocks. The principal veins, such as the Triune vein, Silver Cup vein extension, and Bullwheel vein, merit further exploration. An initial two-phased exploration program is therefore recommended. The program would consist of road access reconstruction, trenching to expose, map and sample the northwest extension of the Triune vein structure, examination of the workings and, if favourable, proceeding to a second phase of diamond drilling to further test extensions of the Triune and Silver Cup veins in the basin area at depth and to locate the Triune structure from the #4 adit.

Geological and Technical Staff

We have not contracted with any geologist to assist with the exploration programs. At the right time, we will hire from the available pool of contract geologists depending on the time of the year and availability of experience. Presently, there are no other agreements or understandings to hire such geologists or engineers.

Competitive Factors

The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral resources. We are a very small exploration company compared to many of our competitors. Although we will be competing with other exploration companies, there is no competition for the exploration of minerals on our mineral claim. We intend to explore and find sufficient mineralization to a point in which major mining companies or mining financial groups would seriously consider pursuing the mineral claim as a valuable and significant acquisition.

Location Challenges

We do not expect any major challenges in accessing the property during the initial exploration stages. However, due to the seasonal winter conditions of the area, we can only access the property between mid-July and October of each year.

Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit the plan contained in this prospectus for review. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to our agent or us. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed Phase I and Phase II exploration programs. There is a charge of approximately $1,455 (CDN$1,500) in order to obtain a work permit under the Mining Act. The time required to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Phase I and Phase II of the exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the summary report. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Phase I and Phase II because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Phase I or Phase II exploration programs on our Triune claims.

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. At present, we have no paid employees. We believe in keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Triune claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Mr. Timmins, P.Eng. Phase I and Phase II of the recommended program will cost approximately $171,350. On October 31, 2007 we had cash on hand of $53,016 and working capital of $28,347. Accordingly, we are not able to proceed with Phase II even if recommended by our geologist. We will need additional funding of at least $200,000 to commence a Phase II program.

We expect that the Phase I field work of our initial exploration program will commence in July of 2008 and Phase II if recommended, in July 2009. Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases. In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Triune claims, we intend to seek out and acquire other North American mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Should a follow-up exploration program be undertaken, it would likely commence in July of 2009 after reviewing the results of Phase I. The cost and scope of Phase II of the exploration program is estimated at $141,450. We presently have sufficient funds to carry out Phase I of our exploration program and we are not reserving any of our cash for Phase II.

During this exploration stage, Mr. Kerry McCullagh, our president, will only be devoting approximately 10 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months as an outside consultant is performing all exploratory work. If, however, the demands of our business require more time of Mr. Kerry McCullagh, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business, up to 20 hours. Mr. Kerry McCullagh is also the principal of Polar Capital Corp., and he may not be able to devote the necessary time to the affairs of our business because of competing demands from Polar Capital Corp.

In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. We will not be using this prospectus in any subsequent unregistered offering and we will comply with applicable integration rules as set forth in Rule 502(a) of Regulation D. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next 12 months:

(1)	$29,900 in connection with the completion of Phase I of our recommended geological work program; and

(2)

$5,000 for operating expenses and $15,000 for payment of offering expenses related to this Registration Statement. Kerry McCullagh has advanced $23,937 to the Company for expenses incurred on behalf of the Company and $23,937 is recorded on the books of the Company as a non-interest bearing, unsecured demand loan payable to Kerry McCullagh.

We had cash in the amount of $53,016 as of October 31, 2007. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. In the next the 12 months, we will need to obtain additional financing to pay for our working capital needs. We anticipate that we will raise the working capital by a private placement of our common shares.

Results of Operations for Period Ending October 31, 2007

We did not earn any revenues from inception on April 25, 2007 to October 31, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $47,034 for the period from inception on April 25, 2007 to October 31, 2007. These operating expenses included: (a) mineral property and impairment costs of $3,153; (b) professional services of $34,020; and, (c) management fees of $6,000. We anticipate our mineral property costs will increase significantly as we undertake our exploration program.

We incurred a loss in the amount of $47,034 for the period from inception on April 25, 2007 to October 31, 2007. Our loss was attributable to general, administrative expenses and exploration expenses.

Liquidity and Capital Resources

We had cash of $53,016 as of October 31, 2007. We had working capital of $28,347 as of October 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

RISK FACTORS

There is no assurance that our business will be profitable. We must conduct exploration to determine what amount, type and tenure of minerals, if any, exist on our property. We do not claim to have any reserves whatsoever at this time on any of our claims. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on April 25, 2007 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of October 31, 2007, we incurred total expenses of $47,034.

We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of sufficient funds and short operating history incurring only expenses, and no revenues, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor in its audit report has stated that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. As of the date hereof, all our cash has been raised from the issuance of securities.

If we do not obtain additional financing, our business will fail because we cannot fund our planned exploration program.

In order for us to perform any further exploration under a Phase II exploration program, we will need to obtain additional financing. As of October 31, 2007, we had cash in the amount of $53,016. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with road reconstruction, trenching and blasting, and mapping and sampling for a Phase I program. We have sufficient funds to carry out Phase I of our exploration program. We do not have the funds to conduct a Phase II exploration program, if one is called for. We are not reserving any of our cash for additional exploration programs. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Triune claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because our sole executive officer and director does not have formal training specific to the mining industry, there is a higher risk our business will fail.

Mr. Kerry McCullagh, our sole executive officer and director, does not have any formal training as a geologist, or in the technical aspects of management of a company specializing in mining and exploration for base and precious metals. With no direct formal training in these areas, our management may not be fully aware of the specific technical requirements related to working within this industry. Although Mr. Kerry McCullagh has some related business experience with exploration companies, his decisions and choices may not take into account standard exploration or mining approaches commonly used in the industry. Consequently, our operations and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our sole executive officer and director has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Kerry McCullagh, our sole executive officer and director, is also a principal of Polar Capital Corp., now a private British Columbia consulting company providing management and administrative services to mining exploration companies. Because we are in the early stages of our business, Mr. Kerry McCullagh devotes approximately 10 hours per week to our affairs. If the demands of our business require the full business time of Mr. Kerry McCullagh, he is prepared to adjust his timetable to devote up to 20 hours a week. However, Mr. Kerry McCullagh may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. Kerry McCullagh's other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. Kerry McCullagh's time may lead to a divergence between his interests and the interests of other shareholders.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Kerry McCullagh, our sole executive officer and director. Mr. Kerry McCullagh has worked in the mining exploration industry for over 20 years. We believe that the loss of Mr. Kerry McCullagh's business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

Because the owner of the Triune Property is the father of Kerry McCullagh, our sole director and executive officer and principal shareholder, there may be conflicts of interest when our Company transacts any business with William McCullagh.

There may be conflict of interest situations whenever our Company conducts any business with William McCullagh, the registered owner of the Triune Property. Mr. William McCullagh is the father of Kerry McCullagh, our sole director and executive officer and principal shareholder of Contact. There is no way to prevent or control any business transactions between Contact and Mr. William McCullagh relating to the Triune Property that could have a negative or unfavorable consequence for Contact. There is a significant risk that Contact may not receive fair treatment in any transaction connected to the Triune Property and as a result the shareholders of Contact will be adversely affected.

We have no known mineral resources and if we cannot find any mineral resources we may have to cease operations.

We have no measured mineral bodies. If we do not find a mineral body or bodies containing valuable minerals or metals or if we cannot conduct further exploration of any minerals, either because we do not have money to do it or because it is not economically feasible to do it, we may have to cease operations and you will loose your investment.

Our sole asset is a Property Option Agreement and if we fail to make the required payments on a timely basis, we will lose the right to acquire a 100% interest in and to the Triune Project.

Under the Property Option Agreement we have a right and option to acquire a 100% interest in and to the Triune claims by paying a total of $25,000 in cash over a two year period to Mr. William McCullagh. The failure of our Company to make any cash payments within the contractual time limit will allow Mr. William McCullagh to terminate the Agreement. If the Agreement is terminated, we will lose all rights to the Triune Property, including any payments previously made to Mr. William McCullagh. The Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the Triune Property, we will have no assets and you may lose all your investment.

Title to the Triune claims is registered in the name of Mr. William McCullagh and he may transfer title to third parties without our knowledge.

The Property Option Agreement only gives us a right to acquire the Triune claims by fulfilling our obligations under the contract. We cannot prevent Mr. William McCullagh from transferring the Triune Property to third parties. A third party has no way of knowing that we have rights to the Triune Property since ownership is registered in the name of Mr. William McCullagh at the Kootenay Land District of the Revelstoke Mining Division in the Province of British Columbia. If the Triune Property is transferred to third parties we may have to litigate in order to determine our ownership rights. There is no way of knowing if Mr. William McCullagh will or has transferred the property to third parties. Our only protection is our contractual rights under the Agreement.

The Triune claims expire annually and Contact is dependent upon Mr. William McCullagh to maintain the claims during the term of the Property Option Agreement.

We are dependent upon William McCullagh, as the registered owner of the Triune claims to maintain the claims in good standing at all times during the term of the Property Option Agreement, including the payment of any fees and compliance with any requirements of the Kootenay Land District of the Revelstoke Mining Division in the Province of British Columbia. We have no standing to protect and defend the Triune claims until such time as we have finalized the payments to Mr. William McCullagh and acquired the Triune Property. In the event that he should fail to protect and defend the claims, our only protection is our contractual rights under the Property Option Agreement, which could result in the loss of your total investment. There are no other obligations or payments required to keep the claims in good standing other than the annual payments. The annual payments are determined by the size of each claim and presently based on a fixed rate of approximately $0.48 per acre (CDN$1.25 per hectare). Last year‘s total annual payments on the Triune claims were $96.62 (CDN$99.61) . We do not expect this rate to substantially change in the near future. We are required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. We may be required to obtain a permit for our Phase I and Phase II programs. Each work permit will cost approximately $1,455 (CDN$1,500).

Since we are subject to compliance with government regulation, which may change, the anticipated costs of our exploration program may increase.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Mining Act of British Columbia as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Because we have nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") has recently adopted Rule 405 and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash as our only asset therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation SB and in a registration statement on Form 10-SB, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-QSB and Form 10-KSB indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.

Because our sole executive officer and director, Mr. Kerry McCullagh, controls approximately 56% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Kerry McCullagh are inconsistent with the best interests of other stockholders.

Mr. Kerry McCullagh, our sole executive officer and director, controls approximately 56% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Kerry McCullagh is able to control who gets elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Kerry McCullagh may not be, at all times, the same as that of other shareholders. Since Mr. Kerry McCullagh is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Kerry McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Kerry McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Contact with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Kerry McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact, which may be disadvantageous to minority shareholders.

If the selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

The selling shareholders are offering 3,640,000 shares of our common stock through this prospectus. Our common stock is presently not traded or quoted on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is quoted will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock covered by this prospectus represent approximately 51% of the common shares outstanding as of the date of this prospectus.

Because there is no public trading market for our common stock, you may not be able to resell your shares.

Our Company plans to have its shares quoted on the NASD's OTC Bulletin Board. There are no assurances that we will be successful in listing our shares. There is currently no public trading market for our common stock. Therefore there is no central place, like a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. Therefore, you may not be able to resell your shares.

Item 3. Controls and Procedures

a)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

b)

CHANGES IN INTERNAL CONTROLS. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1

Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a- 14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTACT MINERALS CORP.

Date: December 10, 2007	By:	/s/ Kerry McCullagh
Kerry McCullagh,
Chief Executive Officer, Chief Financial
Officer, Treasurer, President and
Chairman of the Board of Directors