Form 10-Q
period 2008-01-31
Contact Minerals Corp.
filed 2008-03-14
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2008

[    ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2008
Common Stock, $0.001 par value per share	7,140,000 shares

CONTACT MINERALS CORP.

(An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JANUARY 31, 2008

(Stated in US Dollars)

(Unaudited - Prepared by Management)

Interim Balance Sheets

Interim Statements of Operations

Interim Cash Flow Statements

Notes to Interim Financial Statements

Contact Minerals Corp.
(An Exploration Stage Company)
(unaudited)

January 31, 2008

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	July 31,
	2008	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	46,640	76,217
Prepaid expenses	555	–

Total Assets	47,195	76,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	100	93
Accrued liabilities (Note 4)	17,128	9,913
Due to related party (Note 5(b))	22,690	18,756

Total Liabilities	39,918	28,762
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity
Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 7,140,000 shares	7,140	7,140
Additional Paid-in Capital	57,860	57,860
Stock Subscriptions Receivable	–	(4,750)
Donated Capital (Note 5(a))	14,881	5,881
Deficit Accumulated During the Exploration Stage	(72,604)	(18,676)
Total Stockholders’ Equity	7,277	47,455
Total Liabilities and Stockholders’ Equity	47,195	76,217

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	from			For the period
	April 25, 2007	For the	For the	from April 25,
	(date of	Three Month	Six Month	2007 (date of
	inception)	Period Ended	Period Ended	inception) to
	To January 31,	January 31,	January 31,	July 31,
	2008	2008	2008	2007
			$	$

Revenue	–	–	–	-

Expenses

General and administrative	3,753	2,892	2,989	764
Management fees (Note 5(a))	9,000	3,000	6,000	3,000
Impairment of mineral property costs	2,500	–	–	2,500
Mineral property costs	653	–	–	653
Professional services	52,198	18,178	41,939	10,259
Rent (Note 5(a))	4,500	1,500	3,000	1,500

Total Expenses	72,604	25,570	53,928	18,676

Net Loss	(72,604)	(25,570)	(53,928)	(18,676)

Net Loss Per Share – Basic and Diluted	–	–	(0.01)	(0.01)
Weighted Average Shares Outstanding	–	7,140,000	7,140,000	1,888,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the period from
	Six Month	April 25, 2007
	Period Ended	(Date of Inception)
	January 31,	To July 31,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(53,928)	(18,676)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated expenses	9,000	5,881
Impairment of mineral property costs	–	2,500
Prepaid	(555)	–
Accounts payable and accrued liabilities	7,222	10,006
Due to related parties	3,934	18,756
Net Cash (Used in) Provided by Operating
Activities	(34,327)	18,467
Investing Activities
Acquisition of mineral property claims	–	(2,500)
Net Cash Used in Investing Activities	–	(2,500)
Financing Activities
Stock subscriptions receivable	4,750	60,250
Net Cash Provided by Financing Activities	4,750	60,250
Increase (decrease) in Cash	(29,577)	76,217
Cash – Beginning of Period	76,217	–
Cash – End of Period	46,640	76,217

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2008 the Company has accumulated losses of $72,604 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

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

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

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

	f)	Financial Instruments

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

	g)	Foreign Currency Transactions/Balances

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

	h)	Long-lived Assets

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

	i)	Mineral Property Costs

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

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Income Taxes

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

	k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

	l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	m)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

3.	Mineral Property

On June 30, 2007, the Company entered into a property option agreement with a relative of the President of the Company whereby the Company has the option to acquire a 100% interest in and to six mineral claims located in the Revelstoke Mining District in the Province of British Columbia by payment of $2,500 (paid) upon signing the contract, $2,500 within 10 days of the Company being listed for trading on the OTCBB Exchange, $10,000 on the first anniversary of this agreement and $10,000 on the second anniversary of this agreement. The Company must also pay 1% Net Smelter Returns Royalty (NSR) upon commencement of commercial production to a maximum of $1,000,000. During the period ended July 31, 2007, the Company incurred a total of $653 for mineral property costs, and impaired the $2,500 acquisition costs of the mineral properties as future benefits cannot be determined

4.	Accrued Liabilities

At January 31, 2008, accrued liabilities of $17,128 (July 31, 2007 - $9,913) consist of professional fees.

5.	Related Party Transactions

a)
During the six months ended January 31, 2008, the Company recognized a total of $6,000 for donated services at $1,000 per month and $3,000 for donated rent at $500 per month provided by the President of the Company.

b)
As at January 31, 2008, the Company is indebted to the President of the Company $22,690 (July 31, 2007 – $18,756) for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

BUSINESS

History and Organization

Contact Minerals Corp. was incorporated under the laws of the state of Nevada on April 25, 2007. We have not commenced business operations and we are considered an exploration stage company. To date, our activities have been limited to organizational matters, obtaining a geology report on the Triune claims and the preparation and filing of a registration statement. In connection with the organization of our Company, the founding shareholder of our Company contributed an aggregate of US$4,000 cash in exchange for a total of 4,000,000 shares of common stock. The Company is not quoted for trading on the OTC Bulletin Board. We are a "shell company" as defined under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets.

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

Under the Property Option Agreement dated June 30, 2007, Mr. William McCullagh has a 1% Net Smelter Return ("NSR") royalty interest in the Triune claims, if and when Contact exercises its option to acquire a 100% interest in the Triune Property by making the required cash payments. The NSR is payable to William McCullagh to a maximum of US$1,000,000. The NSR means the gross value of ore, ore concentrates or bullion shipped from the Triune Property as shown on the smelter settlement sheets and any output or production tax levied with respect to production from the Triune Property.

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

Recommended Exploration Program

Mr. Timmins recommends an initial two-phase exploration program, Phase I consists of road reconstruction, trenching and blasting, and mapping and sampling the property and is estimated to cost approximately $29,900. If the results of Phase I are favourable, a Phase II program will be conducted on the Triune Property and it will consist of diamond drilling at an estimated cost of $141,450. Since the last filing of our quarterly report, there has been no progress on exploration activity on our property due to extreme weather conditions.

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

The sections below describing the property are excerpts from a geological report dated August 1, 2007 prepared by Mr. Timmins, our consulting geologist. Mr. Timmins has not visited the site and no visual inspection has been performed. Mr. Timmins’ recommendations are based solely on his interpretation of prior geological surveys.

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

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed Phase I and Phase II exploration programs. There is a charge of approximately $1,530 (CDN$1,500) in order to obtain a work permit under the Mining Act. The time required to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Phase I and Phase II of the exploration program.

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

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Triune claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Mr. Timmins, P.Eng. Phase I and Phase II of the recommended program will cost approximately $171,350. On January 31, 2008 we had cash on hand of $46,640 and working capital of $7,277. Accordingly, we are not able to proceed with Phase II even if recommended by our geologist. We will need additional funding of at least $200,000 to commence a Phase II program.

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

We anticipate that we will incur the following expenses over the next 12 months:

(1)	$29,900 in connection with the completion of Phase I of our recommended geological work program; and

(2)
$5,000 for operating expenses and $15,000 for payment of offering expenses related to the previously filed Registration Statement. Kerry McCullagh has advanced $22,690 to the Company for expenses incurred on behalf of the Company and $22,690 is recorded on the books of the Company as a non- interest bearing, unsecured demand loan payable to Kerry McCullagh.

We had cash in the amount of $46,640 as of January 31, 2008. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. In the next the 12 months, we will need to obtain additional financing to pay for our working capital needs. We anticipate that we will raise the working capital by a private placement of our common shares.

Results of Operations for Period Ending January 31, 2008

We did not earn any revenues from inception on April 25, 2007 to January 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Since the filing of our last quarterly report, we have not conducted any exploration activities due to extreme weather conditions existing on our property during this time of year.

We incurred operating expenses in the amount of $72,604 for the period from inception on April 25, 2007 to January 31, 2008. These operating expenses included: (a) mineral property and impairment costs of $3,153; (b) professional services of $52,198; and, (c) management fees of $9,000. We anticipate our mineral property costs will increase significantly as we undertake our exploration program.

We incurred a loss in the amount of $72,604 for the period from inception on April 25, 2007 to January 31, 2008. Our loss was attributable to general, administrative expenses and exploration expenses.

Liquidity and Capital Resources

We had cash of $46,640 as of January 31, 2008. We had working capital of $7,277 as of January 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

RISK FACTORS

There is no assurance that our business will be profitable. We must conduct exploration to determine what amount, type and tenure of minerals, if any, exist on our property. We do not claim to have any reserves whatsoever at this time on any of our claims. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on April 25, 2007 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of January 31, 2008, we incurred total expenses of $72,604.

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

In order for us to perform any further exploration under a Phase II exploration program, we will need to obtain additional financing. As of January 31, 2008, we had cash in the amount of $46,640. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with road reconstruction, trenching and blasting, and mapping and sampling for a Phase I program. We have sufficient funds to carry out Phase I of our exploration program. We do not have the funds to conduct a Phase II exploration program, if one is called for. We are not reserving any of our cash for additional exploration programs. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Triune claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We are dependent upon William McCullagh, as the registered owner of the Triune claims to maintain the claims in good standing at all times during the term of the Property Option Agreement, including the payment of any fees and compliance with any requirements of the Kootenay Land District of the Revelstoke Mining Division in the Province of British Columbia. We have no standing to protect and defend the Triune claims until such time as we have finalized the payments to Mr. William McCullagh and acquired the Triune Property. In the event that he should fail to protect and defend the claims, our only protection is our contractual rights under the Property Option Agreement, which could result in the loss of your total investment. There are no other obligations or payments required to keep the claims in good standing other than the annual payments. The annual payments are determined by the size of each claim and presently based on a fixed rate of approximately $0.48 per acre (CDN$1.25 per hectare). Last year‘s total annual payments on the Triune claims were $101.60 (CDN$99.61) . We do not expect this rate to substantially change in the near future. We are required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. We may be required to obtain a permit for our Phase I and Phase II programs. Each work permit will cost approximately $1,530 (CDN$1,500).

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

Because we have nominal operations and nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash as our only asset and we have nominal operations therefore, we are defined as a shell company. The rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which does not allow a holder of restricted securities of a “shell company” to resell under the prospectus exemption of new Rule 144.

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

The selling shareholders are offering 3,640,000 shares of our common stock through a previously qualified prospectus and registration statement. Our common stock is presently not traded or quoted on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is quoted will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock covered by the prospectus represent approximately 51% of the common shares outstanding as of the date hereof.

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

CONTACT MINERALS CORP.

Date: March 13 , 2008	By:	/s/ Kerry McCullagh
Kerry McCullagh,
Chief Executive Officer, Chief Financial
Officer, Treasurer, President and
Chairman of the Board of Directors