Form 10-Q
period 2008-04-30
Contact Minerals Corp.
filed 2008-06-16
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008

[   ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to__________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 11, 2008
Common Stock, $0.001 par value per share	7,140,000 shares

CONTACT MINERALS CORP.
(An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2008
(Stated in US Dollars)
(Unaudited - Prepared by Management)

Interim Balance Sheets
Interim Statements of Operations
Interim Cash Flow Statements
Interim Statement of Stockholders' Equity
Notes to Interim Financial Statements

Contact Minerals Corp.
(An Exploration Stage Company)
(unaudited)

April 30, 2008

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	July 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	38,088	76,217
Prepaid expenses	555	–
Total Assets	38,643	76,217

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	2,599	93
Accrued liabilities (Note 4)	2,046	9,913
Due to related party (Note 5(b))	44,680	18,756
Total Liabilities	49,325	28,762
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ (Deficit) Equity
Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 7,140,000 shares	7,140	7,140
Additional Paid-in Capital	57,860	57,860
Stock Subscriptions Receivable	–	(4,750)
Donated Capital (Note 5(a))	19,381	5,881
Deficit Accumulated During the Exploration Stage	(95,063)	(18,676)
Total Stockholders’ (Deficit) Equity	(10,682)	47,455
Total Liabilities and Stockholders’ (Deficit) Equity	38,643	76,217

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	from			For the period
	April 25, 2007	For the	For the	from April 25,
	(date of	Three Month	Nine Month	2007 (date of
	inception)	Period Ended	Period Ended	inception) to
	To April 30,	April 30,	April 30,	April 30,
	2008	2008	2008	2007
			$	$

Revenue	–	–	–	–

Expenses

General and administrative	4,268	515	3,504	425
Management fees (Note 5(a))	12,000	3,000	9,000	–
Impairment of mineral property costs	5,000	2,500	2,500	–
Mineral property costs	653	–	–	–
Professional services	67,142	14,944	56,883	956
Rent (Note 5(a))	6,000	1,500	4,500	–

Total Expenses	95,063	22,459	76,387	1,381

Net Loss	(95,063)	(22,459)	(76,387)	(1,381)

Net Loss Per Share – Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	–	7,140,000	7,140,000	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	Accumulated		For the
	From	For the	period from
	April 25, 2007	Nine Month	April 25, 2007
	(Date of Inception)	Period Ended	(Date of Inception)
	To April 30,	April 30,	To April 30,
	2008	2008	2007
	$	$	$

Operating Activities
Net loss for the period	(95,063)	(76,387)	(1,381)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated expenses	19,381	13,500	1,381
Impairment of mineral property costs	5,000	2,500	–
Changes in operating assets and liabilities:
Prepaid	(555)	(555)	–
Accounts payable and accrued liabilities	2,145	(7,861)	–
Due to related parties	44,680	25,924	–
Net Cash (Used in) Provided by Operating
Activities	(24,412)	(42,879)	–

Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–

Financing Activities
Proceeds from issuance of common stock	65,000	4,750	–
Net Cash Provided by Financing Activities	65,000	4,750	–
Increase (decrease) in Cash	38,088	(38,129)	–
Cash – Beginning of Period	–	76,217	–
Cash – End of Period	38,088	38,088	–

Supplemental Disclosures:
Interest paid		–	–
Income taxes paid		–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2008 the Company has accumulated losses of $95,063 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. At April 30, 2008 and 2007, the Company had no potentially dilutive shares outstanding.

	f)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008 and April 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	m)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)
2.	Summary of Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements (continued)

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

On June 30, 2007, the Company entered into a property option agreement with a relative of the President of the Company whereby the Company has the option to acquire a 100% interest in and to six mineral claims located in the Revelstoke Mining District in the Province of British Columbia by payment of $2,500 (paid) upon signing the contract, $2,500 within 10 days of the Company being listed for trading on the OTCBB Exchange, $10,000 on the first anniversary of this agreement and $10,000 on the second anniversary of this agreement. On April 17, 2008, the Company was listed for trading on the OTCBB Exchange and at April 30, 2008, $2,500 was included in accounts payable. The Company must also pay 1% Net Smelter Returns Royalty (NSR) upon commencement of commercial production to a maximum of $1,000,000. During the period ended July 31, 2007, the Company incurred a total of $653 for mineral property costs, and impaired the $2,500 acquisition costs of the mineral properties as future benefits cannot be determined.

4.	Accrued Liabilities

At April 30, 2008, accrued liabilities of $2,046 (July 31, 2007 - $9,913) consist of professional fees.

5.	Related Party Transactions

a)

During the nine months ended April 30, 2008, the Company recognized a total of $9,000 (2007 - $nil) for donated services at $1,000 per month and $4,500 (2007 - $nil) for donated rent at $500 per month provided by the President of the Company.

b)

As at April 30, 2008, the Company is indebted to the President of the Company $44,680 (July 31, 2007 – $18,756) for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

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

BUSINESS

History and Organization

Contact Minerals Corp. was incorporated under the laws of the state of Nevada on April 25, 2007. We have not commenced business operations and we are considered an exploration stage company. To date, our activities have been limited to organizational matters, obtaining a geology report on the Triune claims and the preparation and filing of a registration statement. In connection with the organization of our Company, the founding shareholder of our Company contributed an aggregate of US$4,000 cash in exchange for a total of 4,000,000 shares of common stock. The Company is presently quoted for trading on the OTC Bulletin Board under the stock symbol “CMIZ”. We are a "shell company" as defined under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets.

Property Option Agreement

The Triune claims consist of six mineral claims covering approximately 79.69 hectares (202 acres). The following table sets forth the details of the claims.

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

The US$25,000 cash payments will be paid as follows:

(a)	US$2,500 upon signing of the Agreement (paid);
(b)	US$2,500 within 10 days of Contact being quoted for trading on the OTC Bulletin Board (unpaid);
(c)	US$10,000 on the first anniversary date of the Agreement; and
(d)	US$10,000 on the second anniversary date of the Agreement.

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

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Triune claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Mr. Timmins, P.Eng. Phase I and Phase II of the recommended program will cost approximately $171,350. On April 30, 2008 we had cash on hand of $· and working capital of $·. Accordingly, we are not able to proceed with Phase II even if recommended by our geologist. We will need additional funding of at least $200,000 to commence a Phase II program.

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

We anticipate that we will incur the following expenses over the next 12 months:

(1)	$29,900 in connection with the completion of Phase I of our recommended geological work program; and

(2)

$5,000 for operating expenses and $15,000 for payment of offering expenses related to the previously filed Registration Statement. Kerry McCullagh has advanced $44,680 to the Company for expenses incurred on behalf of the Company and $44,680 is recorded on the books of the Company as a non- interest bearing, unsecured demand loan payable to Kerry McCullagh.

We had cash in the amount of $38,088 as of April 30, 2008. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. In the next the 12 months, we will need to obtain additional financing to pay for our working capital needs. We anticipate that we will raise the working capital by a private placement of our common shares.

Results of Operations for Period Ending April 30, 2008

We did not earn any revenues from inception on April 25, 2007 to April 30, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Since the filing of our last quarterly report, we have not conducted any exploration activities due to extreme weather conditions existing on our property during this time of year.

We incurred operating expenses in the amount of $95,063 for the period from inception on April 25, 2007 to April 30, 2008. These operating expenses included: (a) mineral property and impairment costs of $5,653; (b) professional services of $67,142; and, (c) management fees of $12,000. We anticipate our mineral property costs will increase significantly as we undertake our exploration program.

We incurred a loss in the amount of $95,063 for the period from inception on April 25, 2007 to April 30, 2008. Our loss was attributable to general, administrative expenses and exploration expenses.

Liquidity and Capital Resources

We had cash of $38,088 as of April 30, 2008. We had negative working capital of $10,682 as of April 30, 2008.

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

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on April 25, 2007 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of April 30, 2008, we incurred total expenses of $95,063.

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

In order for us to perform any further exploration under a Phase II exploration program, we will need to obtain additional financing. As of April 30, 2008, we had cash in the amount of $38,088. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with road reconstruction, trenching and blasting, and mapping and sampling for a Phase I program. We have sufficient funds to carry out Phase I of our exploration program. We do not have the funds to conduct a Phase II exploration program, if one is called for. We are not reserving any of our cash for additional exploration programs. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Triune claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

The selling shareholders are offering 3,640,000 shares of our common stock through a previously qualified prospectus and registration statement. Our common stock is presently quoted for trading on the OTC Bulletin Board under the symbol “CMIZ”. The offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock covered by the prospectus represent approximately 51% of the common shares outstanding as of the date hereof.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not aware of any legal proceedings or claims that we believe will have, individually aggregate, a material adverse affect on our business, financial condition or operating results.

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

CONTACT MINERALS CORP.

Date: June 11 , 2008	By:	/s/ Kerry McCullagh
Kerry McCullagh ,
Chief Executive Officer, Chief Financial
Officer, Treasurer, President and
Chairman of the Board of Directors