Form 10-K
period 2008-07-31
Contact Minerals Corp.
filed 2008-10-29
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52879

CONTACT MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	39-2060052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 206, 475 Howe Street,
Vancouver, BC, Canada	V6C 2B3
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (604) 629-1007

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $728,000 based on a price of $0.20, being the offering price under the Registrant’s Registration Statement on Form SB-2.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 30, 2008, the Registrant had 7,140,000 shares of common stock outstanding.

CONTACT MINERALS CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2008

TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Contact,” and the “Company” mean Contact Minerals Corp. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this Annual Report on Form 10-K, Canadian dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.97, which is the approximate average exchange rate during recent months.

ITEM 1.	BUSINESS.

General

We were incorporated under the laws of the State of Nevada on April 25, 2007.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Until recently, we had an option to acquire a 100% interest in a mineral property that we referred to as the “Triune Property” pursuant to a property option agreement dated June 30, 2007 (the “Property Option Agreement”) we entered into with William McCullagh. Under the Property Option Agreement, we were required to pay to William McCullagh the following:

(a)	US$2,500 upon signing of the Agreement (paid);

(b)	US$2,500 within ten days of Contact being quoted for trading on the OTC Bulletin Board (paid);

(c)	US$10,000 on the first anniversary date of the Agreement; and

(d)	US$10,000 on the second anniversary date of the Agreement.

On June 30, 2008, the Property Option Agreement was amended to extend the due date of the first $10,000 option payment to October 28, 2008. On October 28, 2008, we determined that we would not proceed with our interest in the Triune Property. As such, we did not make the first option payment of $10,000, which caused our interest in the Triune Property to lapse.

As our interest in the Triune Property has lapsed, we plan to identify and acquire an interest in an alternative mineral property. The acquisition of an alternative mineral property will be dependent upon our possessing sufficient capital resources at the time to purchase such mineral property. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any alternative mineral property and/or funding arrangements for the purpose of acquiring an alternative mineral property.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

The mineral exploration industry, in general, is intensively competitive and, even if commercial quantities of ore are discovered, a ready market may not exist for the sale of the ore. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Compliance With Government Regulation

Our activities are subject to extensive regulation at all levels of government. There are a number of applicable rules that regulate the exploration and mining of mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the exploration and development of a mineral property, the extent of which cannot be predicted. In addition, we will also be subject to rules regulating the employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program.

Compliance With Environmental Regulations

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we enter the production phase of a mineral property, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	All material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;
(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Employees

Other than our sole executive officer and director, we have no employees as of the date of this Annual Report. We conduct our business largely through agreements with consultants and arms-length third parties.

Research And Development Expenditures

We have not incurred any research or development expenditures since our inception.

Patents And Trademarks

We do not own any patents or trademarks.

ITEM 1A.	RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail

As of July 31, 2008, we had cash in the amount of $21,336. We plan to identify and acquire an interest in alternative mineral property. Our ability to acquire an alternative mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

Because of the speculative nature of exploration of mining properties, there is substantial risk that our business will fail.

We were incorporated on April 25, 2007 and to date have been involved primarily in organizational activities, and the acquisition of a mineral property, which has since lapsed. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from a claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Even if we discover proven reserves of precious metals on a mineral property, we may not be able to successfully commence commercial production.

If an exploration program is successful in discovering proven reserves on a mineral property, we will require additional funds in order to place the mineral property into commercial production. The expenditures to be made by us in the exploration of a mineral property in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves. The funds required for commercial mineral production can range from several million to hundreds of millions. We currently do not have sufficient funds to place a mineral property into commercial production. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver, copper and iron, and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Because we will need additional financing to fund our exploration activities, there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because we anticipate that our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate revenues from the exploration of a mineral property, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards and risks normally incident to exploring for and developing mineral properties. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions, industrial accidents, and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards and have no plans to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If we receive positive results from an exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;
(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Kerry J. McCullagh, our sole executive officer and sole director, does not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. With no direct training in these areas, our management may not be fully aware of the specific technical requirements related to working within this industry. Although Mr. McCullagh has some extensive business experience with exploration companies, his decisions and choices may not take into account standard exploration or managerial approaches mineral exploration companies commonly use. Consequently, our operations and ultimate financial success could suffer irreparable harm due to management’s lack of technical know-how in this industry.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Kerry J. McCullagh, our sole executive officer and director. Mr. McCullagh has worked in the mining exploration industry for over 20 years. We believe that the loss of Mr. McCullagh's business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

Because our sole executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.

Kerry J. McCullagh, our sole executive officer and director, is also a principal of Polar Capital Corp., now a private British Columbia consulting company providing management and administrative services to mining exploration companies. Because we are in the early stages of our business, Mr. McCullagh devotes approximately 10 hours per week to our affairs. If the demands of our business require the full business time of Mr. McCullagh, he is prepared to adjust his timetable to devote up to 20 hours a week. However, Mr. McCullagh may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. McCullagh's other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. McCullagh's time may lead to a divergence between his interests and the interests of other shareholders.

Because our sole executive officer and sole director owns 49% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McCullagh are inconsistent with the best interests of other stockholders.

Kerry J. McCullagh, our sole executive officer and sole director, controls 49% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. McCullagh is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McCullagh may not be, at all times, the same as those of other shareholders. Since Mr. McCullagh is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact which may be disadvantageous to minority shareholders.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.	PROPERTIES.

We maintain our corporate office at Suite 206, 475 Howe Street, Vancouver, BC, Canada V6C 2B3. Our office space is currently provided to us free of charge by our sole executive officer and director. We recognize donated rent of $500 per month for the office space.

Until recently, we held an option to acquire a 100% interest in the Triune Property. On October 28, 2008, we determined that we would not proceed with our interest in the Triune Property. As such, we did not make the first option payment of $10,000, which caused our interest in the Triune Property to lapse.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended July 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CMIZ” on April 9, 2008. The high and the low prices for our shares for each quarter of our last two fiscal quarters of actual trading were:

Quarter Ended	High	Low
July 31, 2008	$1.10	$0.00
April 30, 2008	$0.00	$0.00

The high and low bid price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of September 30, 2008, we had twenty six (26) registered shareholders and 7,140,000 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Until recently, we had an option to acquire a 100% interest in the Triune Property. On October 28, 2008, we determined that we would not proceed with our interest in the Triune Property. As such, we did not make the first option payment of $10,000, which caused our interest in the Triune Property to lapse.

As a result, our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2008, we had cash on hand of $21,336 and a working capital deficit of $53,647. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying an alternative mineral property, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue an exploration program.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Summary of Year End Results

		From Inception on	Percentage
	Year Ended	April 25, 2007 to	Increase /
	July 31, 2008	July 31, 2007	(Decrease)
Revenue	$--	$--	n/a
Expenses	(123,852)	(18,676)	563.2%
Net Loss	$(123,852)	$(18,676)	563.2%

Revenues

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of a mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on a mineral property, or if such deposits are discovered, that we will enter into further exploration programs.

Operating Expenses

The major components of our expenses for the year ended July 31, 2008 and the period from inception to July 31, 2007 are outlined in the table below:

		From Inception on	Percentage
	Year Ended	April 25, 2007 to	Increase /
	July 31, 2008	July 31, 2007	(Decrease)
General and Administrative	$14,346	$764	1,777.7%
Management Fees	12,000	3,000	300%
Impairment of Mineral Property Costs	2,500	2,500	n/a
Mineral Property Costs	13,929	653	2,033.1%
Professional Services	75,077	10,259	631.8%
Rent	6,000	1,500	300%
Total Operating Expenses	$123,852	$18,676	547.2%

The increases in expenses are primarily a result of the increase in accounting and legal fees. The majority of the amounts spent by us on accounting and legal fees are amounts paid in connection with preparing and filing our Registration Statement on Form SB-2 under the Securities Act, and meeting our ongoing reporting obligations under the Exchange Act.

Impairment of mineral property costs consists of payments made to Mr. William McCullagh under the Property Option Agreement.

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. During the year ended July 31, 2008, we recognized a total of $12,000 for donated management fees and $6,000 for donated rent provided by our sole executive officer and director.

We anticipate that our expenses will increase significantly if we are able to identify and acquire an alternative mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire an alternative mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
		From Inception on
	Year Ended	April 25, 2007 to July
	July 31, 2008	31, 2007
Net Cash (Used In) Provided By Operating Activities	$(59,631)	$18,467
Net Cash Used In Investing Activities	--	(2,500)
Net Cash Provided By Financing Activities	4,750	60,250
Net Increase (Decrease) in Cash During Period	$(54,881)	$76,217

Working Capital
			Percentage
	At July 31, 2008	At July 31, 2007	Increase / (Decrease)
Current Assets	$21,336	$76,217	(72%	)
Current Liabilities	(74,983)	(28,762)	160.7%
Working Capital Surplus (Deficit)	$(53,647)	$47,455	(213%	)

We had cash on hand of $21,336 and a working capital deficit of $53,647 as of July 31, 2008 compared to a working capital surplus of $47,455 as of July 31, 2007. Our working capital deficit increased as a result of the fact that we had no revenues during the period and that amounts due to related party increased due to expenses incurred on our behalf by our sole executive officer and director.

Our ability to identify and acquire an alternative mineral property is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We believe that debt financing will not be an alternative for funding the acquisition of an alternative mineral property or the exploration of a mineral property. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

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

Donated Capital

In accordance with Statement of Financial Accounting Standards No. 116 (“SFAS 116”), “Accounting forContributions Received and Contributions Made,”we reflect donated capital, such as outright gifts to us byway of donated management services provided, in the Statement of Operations. Donated managementservices are recognized if the services received (a) create or enhance non-financial assets, or (b) requirespecialized skills, are provided by individuals possessing these skills, and would typically need to bepurchased if not provided by donation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

Audited Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at July 31, 2008 and 2007;

3.	Statements of Operations for the year ended July 31, 2008, for the period from inception on April 25, 2007 to July 31, 2007, and accumulated from inception on April 25, 2007 to July 31, 2008;

4.	Statements of Cash Flows for the year ended July 31, 2008 and for the period from inception on April 25, 2007 to July 31, 2007;

5.	Statement of Stockholders’ Deficit for the period from inception through July 31, 2008; and

6.	Notes to the Financial Statements.

Contact Minerals Corp.
(An Exploration Stage Company)

July 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Contact Minerals Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2008 and 2007, and the related statement of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from April 25, 2007 (Date of Inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 25, 2007 (Date of Inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 27, 2008

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	July 31,
	2008	2007
	$	$

ASSETS
Current Assets
Cash	21,336	76,217
Total Assets	21,336	76,217

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	547	93
Accrued liabilities	4,360	9,913
Due to related party (Note 4(b))	70,076	18,756
Total Liabilities	74,983	28,762
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ (Deficit) Equity
Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 7,140,000 shares	7,140	7,140
Additional Paid-in Capital	57,860	57,860
Stock Subscriptions Receivable	–	(4,750)
Donated Capital (Note 4(a))	23,881	5,881
Deficit Accumulated During the Exploration Stage	(142,528)	(18,676)
Total Stockholders’ (Deficit) Equity	(53,647)	47,455
Total Liabilities and Stockholders’ (Deficit) Equity	21,336	76,217

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from		From
	April 25, 2007	For the	April 25, 2007
	(date of inception)	Year Ended	(Date of Inception)
	To July 31,	July 31,	To July 31,
	2008	2008	2007
			$

Revenue	–	–	–

Expenses

General and administrative	15,110	14,346	764
Management fees (Note 4(a))	15,000	12,000	3,000
Impairment of mineral property costs	5,000	2,500	2,500
Mineral property costs	14,582	13,929	653
Professional services	85,336	75,077	10,259
Rent (Note 4(a))	7,500	6,000	1,500

Total Expenses	142,528	123,852	18,676

Net Loss	(142,528)	(123,852)	(18,676)

Net Loss Per Share – Basic and Diluted	–	(0.02)	(0.01)

Weighted Average Shares Outstanding	–	7,140,000	1,888,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated		From
	From April 25, 2007	For the	April 25, 2007
	(Date of Inception)	Year Ended	(Date of Inception)
	To July 31,	July 31,	To July 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(142,528)	(123,852)	(18,676)
Adjustments to reconcile net loss to net cash used
in operating activities:
Donated expenses	23,881	18,000	5,881
Impairment of mineral property costs	5,000	2,500	2,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,407	(7,599)	10,006
Due to related parties	70,076	51,320	18,756
Net Cash (Used in) Provided by Operating Activities	(41,164)	(59,631)	18,467
Investing Activities
Acquisition of mineral property claims	(2,500)	–	(2,500)
Net Cash Used in Investing Activities	(2,500)	–	(2,500)
Financing Activities
Proceeds from issuance of common stock	65,000	4,750	60,250
Net Cash Provided by Financing Activities	65,000	4,750	60,250
Increase (decrease) in Cash	21,336	(54,881)	76,217
Cash – Beginning of Period	–	76,217	–
Cash – End of Period	21,336	21,336	76,217

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Stock		During the
		Common	Paid-In	Subscriptions	Donated	Exploration
	Shares	Stock	Capital	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – April 25, 2007
(Date of Inception)	–	–	–	–	–	–	–
Shares issued for cash at $0.001
per share	4,000,000	4,000	–	–	–	–	4,000
Shares issued for cash at $0.01
per share	2,400,000	2,400	21,600	(1,000)	–	–	23,000
Shares issued for cash at $0.05
per share	740,000	740	36,260	(3,750)	–	–	33,250
Donated services	–	–	–	–	5,881	–	5,881
Net loss for the period	–	–	–	–	–	(18,676)	(18,676)
Balance – July 31, 2007	7,140,000	7,140	57,860	(4,750)	5,881	(18,676)	47,455
Subscription Received	–	–	–	4,750	–	–	4,750
Donated services	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(123,852)	(123,852)
Balance – July 31, 2008	7,140,000	7,140	57,860	–	23,881	(142,528)	(53,647)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2008 the Company has a working capital deficiency of $53,647 and has accumulated losses of $142,528 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On October 1, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on October 22, 2007, to register 3,640,000 shares of common stock for resale by existing shareholders of the Company at $0.20 per share until the shares are quoted on the OTC Bulletin Board (“OTCBB”), and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

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

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. At July 31, 2008 and 2007, the Company had no potentially dilutive shares outstanding.

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

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	l)	Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recently Issued Accounting Pronouncements (continued)

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

	m)	Donated Capital

In accordance with Statement of Financial Accounting Standards No. 116 ("SFAS 116"), "Accounting for Contributions Received and Contributions Made", the Company reflects donated capital, such as outright gifts to the Company by way of donated management services provided, in the Statement of Operations. Donated management services are recognized if the services received (a) create or enhance non-financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

3.	Mineral Property

On June 30, 2007, the Company entered into a property option agreement with a relative of the President of the Company whereby the Company has the option to acquire a 100% interest in and to six mineral claims located in the Revelstoke Mining District in the Province of British Columbia by payment of $2,500 (paid) upon signing the contract, $2,500 (paid) within 10 days of the Company being listed for trading on the OTCBB, $10,000 on the first anniversary of this agreement and $10,000 on the second anniversary of this agreement. The Company’s shares became quoted on the OTCBB on April 9, 2008. The Company must also pay 1% Net Smelter Returns Royalty upon commencement of commercial production to a maximum of $1,000,000. During the year ended July 31, 2008, the Company incurred a total of $13,929 for mineral property costs. During the period ended July 31, 2007, the Company impaired the $2,500 acquisition costs of the mineral properties as future benefits cannot be determined. The agreement was amended on June 30, 2008 to extend the due date of the first $10,000 option payment to October 28, 2008. Refer to Note 7.

4.	Related Party Transactions

a)

During the year ended July 31, 2008, the Company recognized a total of $12,000 (2007 - $3,000) for donated services at $1,000 per month and $6,000 (2007 - $1,500) for donated rent at $500 per month provided by the President of the Company.

b)

b) As at July 31, 2008, the Company is indebted to the President of the Company for $70,076 (July 31, 2007 – $18,756) for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

c) As at July 31, 2008, the Company is indebted to a relative of President of the Company for $97 (July 31, 2007 – $93) for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

5.	Common Stock

a)

On June 25, 2007, the Company issued 4,000,000 shares of common stock at $0.001 per share to the President of the Company and to a private company controlled by the President of the Company for proceeds of $4,000.

	b)	On July 15, 2007, the Company issued 2,400,000 shares of common stock at $0.01 per share for proceeds of $24,000.

	c)	On July 31, 2007, the Company issued 740,000 shares of common stock at $0.05 per share for proceeds of $37,000.

6.	Income Tax

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $113,600 available to offset taxable income in future years which expires in fiscal 2028. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31,	July 31,
	2008	2007
	$	$
Income tax recovery at statutory rate	(43,350)	(6,540)
Permanent differences	7,190	2,940
Valuation allowance change	36,160	3,600
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at July 31, 2008 are as follows:

	July 31,	July 31,
	2008	2007
	$	$
Net operating loss carryforward	39,760	3,600
Valuation allowance	(39,760)	(3,600)
Net deferred income tax asset	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at July 31, 2008 and 2007 are as follows:

7.	Subsequent Event

The Company did not make the required $10,000 option payment due on October 28, 2008, and accordingly, caused the mineral property option to lapse. Refer to Note 3.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2008, the Company did not have an audit committee nor a code of ethics. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of July 31, 2008.

Changes in Internal Controls

During the period ended July 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Adoption of Code Of Ethics

On October 28, 2008, we adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Each director and officer of the Corporation must comply with the letter and spirit of the Code of Ethics. This purpose of the Code of Ethics is to:

1.	focus the Board of Directors and each director and officer on areas of ethical risk;
2.	provide guidance to directors to help them recognize and deal with ethical issues;
3.	provide mechanisms to report unethical conduct; and
4.	help foster a culture of honesty and accountability.

Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K for the year ended July 31, 2008.

Adoption of Audit Committee Charter

On October 28, 2008, we adopted an Audit Committee Charter which provides appropriate guidance to audit committee members as to their duties. The audit committee functions are performed by our Board of Directors. Our audit committee is responsible for:

1.	selection and oversight of our independent accountant;
2.	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and audit matters;
3.	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and audit methods;
4.	engaging outside advisors; and
5.	funding for the outside auditor and any outside advisors engaged by the audit committee.

Our Audit Committee Charter is attached as an exhibit to this Annual Report on Form 10-K for the year ended July 31, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Kerry J. McCullagh	51	President, Secretary, Treasurer, CEO, CFO and Sole Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Kerry J. McCullagh has been our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and the sole member of our Board of Directors since our inception on April 25, 2007. Mr. McCullagh has been involved in the mineral exploration industry for more than twenty years though he has no formal professional training or technical credentials in the exploration, development and/or operations of metal mines.

Mr. McCullagh has participated in production gold mining, extensive exploration programs including preliminary sampling, trenching, as well as diamond drilling programs in both North and Central America. For the past 5 years, he has been self-employed. Mr. McCullagh is also the principal and sole shareholder of Polar Capital Corp., a private consulting British Columbia company that provides management and administrative services to other mining exploration companies. He is not currently an officer or director of any other publicly listed company.

Mr. McCullagh was the President and Director of Imperial Consolidated Capital, a Nevada corporation that filed a Form 10-SB Registration Statement to become a reporting company under the Exchange Act. Imperial subsequently filed a Withdrawal of its Form 10-SB Registration Statement and filed a Form 15 Notice of Termination of Registration on July 12, 2006. Our former mineral property, the Triune Property was also the sole asset of Imperial Consolidated Capital.

During our early stages of business development, our President devotes approximately 10 hours per week of his time to our business. If, however, the demands of our business require more business time, such as raising additional capital or addressing unforeseen issues with regard to our plan of operation, he is prepared to adjust his timetable to devote up to 20 hours a week on our business in furtherance of our plan of operation. However, Mr. Kerry J. McCullagh may not be able to devote sufficient time to the management of our business, as and when needed.

Terms of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

We do not pay to our directors any compensation for each director serving as a director on our board of directors. In addition, at present, there are no ongoing plans or arrangements for compensation of any of our officers. Presently, there are no plans or agreements for compensation of our officers and directors even if certain milestones are achieved in the business plan. However, we expect to adopt a plan of reasonable compensation to our officers and employees when and if we become operational and profitable.

Significant Employees

We have no significant employees other than our sole officer and director. We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place.

Audit Committee and Audit Committee Financial Expert

We have a separately designated audit committee and Mr. McCullagh is the sole member. Our board of directors has adopted an Audit Committee Charter which provides appropriate guidance to Audit Committee members as to their duties.

Mr. McCullagh is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Code Of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K for the year ended July 31, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Other than as described below, based solely on our review of such reports received by us, the following persons have failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act.

	Number of Late	Transactions Not	Known Failures to
Name and Principal Position	Reports	Timely Reported	File a Required Form
Kerry J. McCullagh, CEO, CFO, President, Secretary, Treasurer and Director	One	One	None

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2008 and 2007

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh President, Secretary, Treasurer, CEO & CFO	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We do not currently pay our directors or officers any salary or consulting fee. We recognize donated services of $1,000 per month for the services provided by Mr. McCullagh.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at July 31, 2008, we had no outstanding equity awards.

EMPLOYMENT CONTRACTS

We are not party to any employment contracts.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Kerry J. McCullagh CEO, CFO, President, Secretary, Treasurer & Director	3,500,000 Shares (direct)	49%
Common Stock	All Officers and Directors as a Group (1 person)	3,500,000 Shares	49%
5% SHAREHOLDERS
Common Stock	Kerry J. McCullagh CEO, CFO, President, Secretary, Treasurer & Director 475 Howe Street, Suite 206 Vancouver, BC V6C 2B3	3,500,000 Shares (direct)	49%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2008. As of September 30, 2008, there were 7,140,000 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On June 25, 2007, we issued to Mr. Kerry J. McCullagh, our founder, sole director and sole executive officer, 4,000,000 shares at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

As at July 30, 2008, we are indebted to Mr. McCullagh in the amount of $70,076 for expenses incurred on our behalf. The amount is non-interest bearing, unsecured and due on demand.

On June 30, 2007, we entered into Property Option Agreement with William McCullagh, the father of Kerry J. McCullagh, whereby we acquired an option to acquire 100% of the Triune Property in consideration of the payment of US$25,000 over a two-year period to William McCullagh. The Triune Property was subject to a 1% Net Smelter Royalty payable to William McCullagh to a maximum of US$1,000,000. On June 30, 2008, we entered into an amendment to the Property Option Agreement with William McCullagh. Under the terms of the amendment agreement, William McCullagh agreed to extend the first payment of $10,000 from June 30, 2008 to October 28, 2008. On October 28, 2008, we determined that we would not proceed with our interest in the Triune Property. As such, we did not make the first option payment of $10,000, which caused our interest in the Triune Property to lapse.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Kerry J. McCullagh, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

		Period From
	Year Ended July 31, 2008	Inception (April 25, 2007)
		to July 31, 2007
Audit Fees	$12,545	$0
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,545	$0

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws.(1)
10.1

Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp. whereby Contact has an option to acquire a 100% interest in and to the Triune Property by making US$25,000 over a two-year period.(1)

10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.
14.1	Code of Ethics.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.

Notes:
(1)      Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	October 29, 2008	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 29, 2008	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)
Director