Form 10-Q
period 2008-10-31
Contact Minerals Corp.
filed 2008-12-12
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-52879

CONTACT MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	39-2060052
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

Suite 206, 475 Howe Street,
Vancouver, BC, Canada	V6C 2B3
(Address of principal executive offices)	(Zip Code)

(604) 629-1007
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 4, 2008, the Registrant had 7,140,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

Contact Minerals Corp.
(An Exploration Stage Company)
(unaudited)

October 31, 2008

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2008	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	10,234	21,336
Total Assets	10,234	21,336

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	3,208	547
Accrued liabilities	15,973	4,360
Due to related party (Note 4(b))	59,610	70,076
Total Liabilities	78,791	74,983
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ (Deficit) Equity
Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common Stock
Authorized: 150,000,000 shares, par value $0.001
Issued and outstanding: 7,140,000 shares	7,140	7,140
Additional Paid-in Capital	57,860	57,860
Donated Capital (Note 4(a))	28,381	23,881
Deficit Accumulated During the Exploration Stage	(161,938)	(142,528)
Total Stockholders’ (Deficit) Equity	(68,557)	(53,647)
Total Liabilities and Stockholders’ (Deficit) Equity	10,234	21,336

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three Months	Three Months
	(date of inception)	Ended	Ended
	To October 31,	October 31,	October 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	20,848	5,738	97
Foreign currency translation gain	(9,845)	(9,845)	–
Management fees (Note 4(a))	18,000	3,000	3,000
Impairment of mineral property costs	5,000	–	–
Mineral property costs	14,978	396	–
Professional services	103,957	18,621	23,761
Rent (Note 4(a))	9,000	1,500	1,500

Total Expenses	161,938	19,410	28,358

Net Loss	(161,938)	(19,410)	(28,358)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Shares Outstanding	–	7,140,000	7,140,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	From April 25,	For the	For the
	2007(Date of	Three Months	Three Months
	Inception) To	Ended	Ended
	October 31,	October 31,	October 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(161,938)	(19,410)	(28,358)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated expenses	28,381	4,500	4,500
Impairment of mineral property costs	5,000	–	–
Foreign currency translation gain	(9,845)	(9,845)	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,060	13,653	(9,274)
Due to related parties	70,076	–	5,181
Net Cash Used in Operating Activities	(52,266)	(11,102)	(27,951)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Proceeds from issuance of common stock	65,000	–	4,750
Net Cash Provided by Financing Activities	65,000	–	4,750
Increase (Decrease) in Cash	10,234	(11,102)	(23,201)
Cash – Beginning of Period	–	21,336	76,217
Cash – End of Period	10,234	10,234	53,016

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2008 the Company has a working capital deficiency of $68,557 and has accumulated losses of $161,938 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of donated services, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. At October 31, 2008 and 2007, the Company had no potentially dilutive shares outstanding.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions

a)

During the three months ended October 31, 2008, the Company recognized a total of $3,000 (2007 - $3,000) for donated services at $1,000 per month and $1,500 (2007 - $1,500) for donated rent at $500 per month provided by the President of the Company.

b)

As at October 31, 2008, the Company is indebted to the President of the Company for CDN$71,479 (US$59,610) (July 31, 2008 – CDN $71,479 (US$70,076)) for expenses incurred on behalf of the Company. The amount is non- interest bearing, unsecured, and due on demand.

c)

As at October 31, 2008, the Company is indebted to a relative of President of the Company for CDN$100 (US$83) (July 31, 2008 – CDN $100 (US$97)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

5.	Subsequent Event

On December 1, 2008, the President of the Company advanced CDN$20,000 for working capital purposes, which is non-interest bearing, unsecured and due on demand.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Contact” mean Contact Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

We were incorporated under the laws of the State of Nevada on April 25, 2007.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We previously had an option to acquire a 100% interest in a mineral property that we referred to as the “Triune Property” pursuant to a property option agreement dated June 30, 2007 (the “Property Option Agreement”) we entered into with William McCullagh. Under the Property Option Agreement, we were required to pay to William McCullagh the following:

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

PLAN OF OPERATION

We previously had an option to acquire a 100% interest in the Triune Property. On October 28, 2008, we determined that we would not proceed with our interest in the Triune Property. As such, we did not make the first option payment of $10,000, which caused our interest in the Triune Property to lapse.

As a result, our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2008, we had cash on hand of $10,234 and a working capital deficit of $68,557. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying an alternative mineral property, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(19,410)	(28,358)	(31.6)%
Net Income (Loss)	$(19,410)	$(28,358)	(31.6)%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2008 and 2007 consisted of the following:

	Three Months Ended October 31,		Percentage
	2008	2007	Increase / (Decrease)
General and Administrative	$5,738	$97	5,815.5%
Foreign Currency Translation Gain	(9,845)	-	100%
Management Fees	3,000	3,000	Nil
Mineral Property Costs	396	-	100%
Professional Services	18,621	23,761	(21.6)%
Rent	1,500	1,500	Nil
Total Operating Expenses	$19,410	$28,358	(31.6)%

The slight increase in our operating expenses during the quarter ended October 31, 2008 is due to increases in general and administrative expenses.

Professional services consist of accounting and legal fees in connection with meeting our ongoing reporting obligations under the Exchange Act.

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. However, we recognize $1,000 per month for donated management fees and $500 per month for donated rent provided by our sole executive officer and director.

We anticipate that our expenses will increase significantly if we are able to identify and acquire an alternative mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire an alternative mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2008	At July 31, 2008	Increase / (Decrease)
Current Assets	$10,234	$21,336	(52.0)%
Current Liabilities	(78,791)	(74,983)	5.1%
Working Capital Surplus (Deficit)	$(68,557)	$(53,647)	27.8%

Cash Flows
	Three Months Ended October 31,
	2008	2007
Cash Flows (Used In) Operating Activities	$(11,102)	$(27,951)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	-	4,750
Net Increase (Decrease) In Cash During Period	$(11,102)	$(23,201)

We had cash on hand of $10,234 and a working capital deficit of $68,557 as of October 31, 2008 compared to cash on hand of $21,336 and a working capital deficit of $53,647 as of July 31, 2008. Our working capital deficit increased as a result of the fact that we had no revenues during the period and that amounts due to related party increased due to expenses incurred on our behalf by our sole executive officer and director. Subsequent to our quarter ended October 31, 2008, our sole executive officer and director advanced us CDN$20,000 for working capital purposes. This amount is non-interest bearing, unsecured and due on demand.

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

We anticipate continuing to rely on equity sales of our common shares and advances from our sole executive officer and director in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2008, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the interim financial statements included with this Quarterly Report.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4(T).            CONTROLS AND PROCEDURES.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Controls

During the period ended October 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

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

If we do not obtain additional financing, our business will fail

As of October 31, 2008, we had cash in the amount of $10,234. We plan to identify and acquire an interest in an alternative mineral property. Our ability to acquire an alternative mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

Because of the speculative nature of exploration of mining properties, there is substantial risk that our business will fail.

We were incorporated on April 25, 2007 and, to date, have been involved primarily in organizational activities and the acquisition of a mineral property, which has since lapsed. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from a claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)

3.2	Bylaws.(1)

10.1

Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp. whereby Contact has an option to acquire a 100% interest in and to the Triune Property by making US$25,000 over a two-year period.(1)

10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	December 12, 2008
		By:	/s/ Kerry J. McCullagh
KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)