Form 10-Q
period 2009-01-31
Contact Minerals Corp.
filed 2009-03-11
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 6, 2009, the Registrant had 14,280,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

Contact Minerals Corp.
(An Exploration Stage Company)
(unaudited)

January 31, 2009

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	July 31,
	2009	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,465	21,336
Total Assets	1,465	21,336

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	2,837	547
Accrued liabilities	1,155	4,360
Due to related party (Note 4(b))	60,495	70,076
Loan payable (Note 4(d))	16,306	–
Total Liabilities	80,793	74,983
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ (Deficit) Equity
Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common Stock
Authorized: 300,000,000 shares, par value $0.001
Issued and outstanding: 14,280,000 shares	14,280	14,280
Additional Paid-in Capital	50,720	50,720
Donated Capital (Note 4(a))	32,881	23,881
Deficit Accumulated During the Exploration Stage	(177,209)	(142,528)
Total Stockholders’ (Deficit) Equity	(79,328)	(53,647)
Total Liabilities and Stockholders’ (Deficit) Equity	1,465	21,336

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	April 25, 2007	Three Months	Three Months	Six Months	Six Months
	(date of inception)	Ended	Ended	Ended	Ended
	To January 31,	January 31,	January 31,	January 31,	January 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	23,058	2,210	3,396	7,948	3,754
Foreign currency translation gain	(12,193)	(2,348)	(504)	(12,193)	(765)
Management fees (Note 4(a))	21,000	3,000	3,000	6,000	6,000
Impairment of mineral property costs	5,000	–	–	–	–
Mineral property costs	14,978	–	–	396	–
Professional services	114,866	10,909	18,178	29,530	41,939
Rent (Note 4(a))	10,500	1,500	1,500	3,000	3,000

Total Expenses	177,209	15,271	25,570	34,681	53,928

Net Loss	(177,209)	(15,271)	(25,570)	(34,681)	(53,928)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding	–	14,280,000	14,280,000	14,280,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Accumulated	For the	For the
	From April 25, 2007	Six Months	Six Months
	(Date of Inception) To	Ended	Ended
	January 31,	January 31,	January 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(177,209)	(34,681)	(53,928)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated expenses	32,881	9,000	9,000
Impairment of mineral property costs	5,000	–	–
Foreign currency translation gain	(12,193)	(12,193)	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,154	(253)	7,222
Due to related party	72,026	1,950	3,934
Prepaid expenses	–	–	(555)
Net Cash Used in Operating Activities	(77,341)	(36,177)	(34,327)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Loan from related party	16,306	16,306	–
Proceeds from issuance of common stock	65,000	–	4,750
Net Cash Provided by Financing Activities	81,306	16,306	4,750
Increase (Decrease) in Cash	1,465	(19,871)	(29,577)
Cash – Beginning of Period	–	21,336	76,217
Cash – End of Period	1,465	1,465	46,640

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2009 the Company has a working capital deficiency of $79,328 and has accumulated losses of $177,209 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On January 8, 2009, the board of directors of the Company approved a private placement offering of up to $150,000 of 10% convertible notes (the "Offering"). The Company may pay a commission or finders fee of up to 10% of the Offering proceeds. The proceeds will be used to fund the Company’s business and for working capital purposes. There is no assurance that the Offering will be completed on the above terms or at all.

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

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. At January 31, 2009 and 2008, the Company had no potentially dilutive shares outstanding.

	f)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, loan payable, and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short- term maturity of these financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

a)

During the six months ended January 31, 2009, the Company recognized a total of $6,000 (2007 - $6,000) for donated services at $1,000 per month and $3,000 (2007 - $3,000) for donated rent at $500 per month provided by the President of the Company.

b)

As at January 31, 2009, the Company is indebted to the President of the Company for CDN$74,199 (US$60,495) (July 31, 2008 – CDN$71,479 (US$70,076)) for expenses incurred on behalf of the Company. The amount is non- interest bearing, unsecured, and due on demand.

c)

As at January 31, 2009, the Company is indebted to a relative of President of the Company for CDN$100 (US$81) (July 31, 2008 – CDN $100 (US$97)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

	d)	On December 1, 2008, the President of the Company advanced CDN$20,000 (US$16,306) (July 31, 2008 - $nil) for working capital purposes, which is non-interest bearing, unsecured and due on demand.

5.	Subsequent Events

a)

On February 9, 2009, the Company effected a 2 to 1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 150,000,000 shares of common stock with a par value of $0.001 per share to 300,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding shares increased from 7,140,000 shares of common stock to 14,280,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

	b)	On February 11, 2009, the President of the Company advanced CDN$15,000 (US$12,074) for working capital purposes, which is non-interest bearing, unsecured and due on demand.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We previously had an option to acquire a 100% interest in a mineral property that we referred to as the “Triune Property”. On October 28, 2008, we determined that we would not proceed with our interest in the Triune Property.

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

RECENT CORPORATE DEVELOPMENTS

Since our first fiscal quarter ended October 31, 2008, we experienced the following significant corporate developments:

1.

On January 8, 2009, our Board of Directors approved a private placement offering of up to $150,000 of 10% convertible notes (the "Convertible Notes Offering"). The Convertible Notes Offering will be completed pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) to persons who are not “U.S. Persons” as contemplated under Regulation S of the Securities Act. We may pay a commission or finders fee of up to 10% of the Convertible Notes Offering proceeds to duly licensed brokers or investment dealers who introduce purchasers or to other person where permitted by law. The proceeds of the

Convertible Notes Offering will be used to fund our business and for working capital purposes. The Offering will be completed pursuant to the provisions of Regulation S of the Securities Act. There is no assurance that the Offering will be completed on the above terms or at all.

2.

Effective February 9, 2009, we amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by increasing our issued and authorized common stock on a two-for-one basis. Accordingly, our authorized capital of common stock increased from 150,000,000 shares to 300,000,000 shares of common stock, $0.001 par value per share, and our issued and outstanding shares were increased correspondingly on a two-for- one basis. As a result of the forward split, the number of shares of common stock outstanding was increased correspondingly from 7,140,000 shares to 14,280,000 shares.

3.	Effective February 9, 2009, as a result of the 2-for-1 forward split, our trading symbol changed from "CMIZ" to “CNTM.”

PLAN OF OPERATION

We previously had an option to acquire a 100% interest in the Triune Property. On October 28, 2008, we determined that we would not proceed with our interest in the Triune Property. As such, we did not make the first option payment of $10,000, which caused our interest in the Triune Property to lapse.

As a result, our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at January 31, 2009, we had cash on hand of $1,465 and a working capital deficit of $79,328. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying an alternative mineral property, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended			Percentage
	January 31,		Increase /	January 31,			Increase /
	2009	2008	(Decrease)	2009		2008	(Decrease)
Revenue	$-	$-	n/a	$-	$		- n/a
Expenses	(15,271)	(25,570)	(40.3)%	(34,681)		(53,928)	(35.7)%
Net Loss	$(15,271)	$(25,570)	(40.3)%	$(34,681)		$(53,928)	(35.7)%

Revenues

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we are able to acquire an alternative mineral property and subsequently enter into commercial production of a mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on a mineral property, or if such deposits are discovered, that we will enter into further exploration programs.

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
General and Administrative	$2,210	$3,396	(34.9)%	$7,948	$3,754	111.7%
Foreign Currency Translation Gain	(2,348)	(504)	365.9%	(12,193)	(765)	1,493.9%
Management Fees	3,000	3,000	n/a	6,000	6,000	n/a
Mineral Property Costs	-	-	n/a	396	-	n/a
Professional Services	10,909	18,178	(40.0)%	29,530	41,939	(29.6)%
Rent	1,500	1,500	n/a	3,000	3,000	n/a
Total Expenses	$15,271	$25,570	(40.3)%	$34,681	$53,928	(35.7)%

The decrease in our operating expenses during the three and six months ended January 31, 2009 is due to decreases in professional services.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At January 31, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$1,465	$21,336	(93.1)%
Current Liabilities	(80,793)	(74,983)	7.7%
Working Capital Surplus (Deficit)	$(79,328)	$(53,647)	47.9%

Cash Flows

	Six Months Ended January 31,
	2009	2008
Cash Flows (Used In) Operating Activities	$(36,177)	$(34,327)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	16,306	4,750
Net Increase (Decrease) In Cash During Period	$(19,871)	$(29,577)

We had cash on hand of $1,465 and a working capital deficit of $79,328 as of January 31, 2009 compared to cash on hand of $21,336 and a working capital deficit of $53,647 as of July 31, 2008. Our working capital deficit increased as a result of the fact that we had no revenues during the period and that our sole source of financing came in the form of a short term loan of CDN$20,000 from our sole executive officer and director. This amount is non-interest bearing, unsecured and due on demand.

Subsequent to the six months ended January 31, 2009, our sole executive officer and director advanced us CDN$15,000 for working capital purposes. This amount is non-interest bearing, unsecured and due on demand.

Financing Requirements

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

On January 8, 2009, our Board of Directors approved a private placement offering of up to $150,000 of 10% convertible notes (the "Convertible Notes Offering"). The Convertible Notes Offering will be completed pursuant to Regulation S to persons who are not “U.S. Persons” as contemplated under Regulation S. The proceeds of the Convertible Notes Offering will be used to fund our business and for working capital purposes. The Offering will be completed pursuant to the provisions of Regulation S of the Securities Act. There is no assurance that the Offering will be completed on the above terms or at all.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the interim financial statements included with this Quarterly Report.

Mineral Property Costs

We are primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of our shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of us, those future payments, whether in cash or shares, are recorded only when we have made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

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

Changes in Internal Controls

As of the Evaluation Date, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not obtain additional financing, our business will fail

As of January 31, 2009, we had cash in the amount of $1,465. We plan to identify and acquire an interest in an alternative mineral property. Our ability to acquire an alternative mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

Because of the speculative nature of exploration of mining properties, there is substantial risk that our business will fail.

We were incorporated on April 25, 2007 and, to date, have been involved primarily in organizational activities and the acquisition of a mineral property, which has since lapsed. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with acquiring an alternative mineral property and the exploration of an acquired the mineral property. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Assuming that we are able to acquire an alternative mineral property, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from a claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Even if we discover proven reserves of precious metals on a mineral property, we may not be able to successfully commence commercial production.

Assuming that we are able to acquire an alternative mineral property, if an exploration program is successful in discovering proven reserves on a mineral property, we will require additional funds in order to place a mineral property into commercial production. The expenditures to be made by us in the exploration of a mineral property in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves. The funds required for commercial mineral production can range from several million to hundreds of millions. We currently do not have sufficient funds to place a mineral property into commercial production. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver, copper and iron, and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Because we will need additional financing to fund our exploration activities, there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because we anticipate that our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Assuming that we are able to acquire an alternative mineral property, prior to completion of an exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate revenues from the exploration of a mineral property, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Assuming that we are able to acquire an alternative mineral property, if we enter a production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

Kerry J. McCullagh, our sole executive officer and sole director, controls 49% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. McCullagh is able to significantly influence who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McCullagh may not be, at all times, the same as those of other shareholders. Since Mr. McCullagh is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact which may be disadvantageous to minority shareholders.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)
3.3	Bylaws.(1)
10.1

Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp. whereby Contact has an option to acquire a 100% interest in and to the Triune Property by making US$25,000 over a two-year period.(1)

10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTACT MINERALS CORP.

Date: March 11, 2009
	By:	/s/ Kerry J. McCullagh
KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)