Form 10-Q
period 2009-04-30
Contact Minerals Corp.
filed 2009-05-29
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. [X]  Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files). [   ] Yes     [   ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [X] Yes     [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 22, 2009, the Registrant had 14,280,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

Contact Minerals Corp.
(An Exploration Stage Company)
(unaudited)

April 30, 2009

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	July 31,
	2009	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	29,448	21,336
Prepaid expenses	380	–
Total Assets	29,828	21,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,265	547
Accrued liabilities	503	4,360
Due to related party (Note 4(b))	62,131	70,076
Loan payable (Note 4(d))	54,244	–
Total Liabilities	119,143	74,983
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Deficit
Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common Stock
Authorized: 300,000,000 shares, par value $0.001
Issued and outstanding: 14,280,000 shares	14,280	14,280
Additional Paid-in Capital	50,720	50,720
Donated Capital (Note 4(a))	37,381	23,881
Deficit Accumulated During the Exploration Stage	(191,696)	(142,528)
Total Stockholders’ Deficit	(89,315)	(53,647)
Total Liabilities and Stockholders’ Deficit	29,828	21,336

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	April 25, 2007	Three Months	Three Months	Nine Months	Nine Months
	(date of inception)	Ended	Ended	Ended	Ended
	To April 30,	April 30,	April 30,	April 30,	April 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	24,002	944	798	8,892	4,552
Foreign currency translation gain	(9,594)	2,599	(283)	(9,594)	(1,048)
Management fees (Note 4(a))	24,000	3,000	3,000	9,000	9,000
Impairment of mineral property costs	5,000	–	2,500	–	2,500
Mineral property costs	14,978	–	–	396	–
Professional services	121,310	6,444	14,944	35,974	56,883
Rent (Note 4(a))	12,000	1,500	1,500	4,500	4,500

Total Expenses	191,696	14,487	22,459	49,168	76,387

Net Loss	(191,696)	(14,487)	(22,459)	(49,168)	(76,387)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding	–	14,280,000	14,280,000	14,280,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Accumulated	For the	For the
	From April 25, 2007	Nine Months	Nine Months
	(Date of Inception) To	Ended	Ended
	April 30,	April 30,	April 30,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss for the period	(191,696)	(49,168)	(76,387)

Adjustments to reconcile net loss to net cash
used in operating activities:

Donated expenses	37,381	13,500	13,500
Impairment of mineral property costs	5,000	–	2,500
Foreign currency translation gain	(9,992)	(9,992)	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	365	(2,042)	(7,861)
Due to related party	72,026	1,950	25,924
Prepaid expenses	(380)	(380)	(555)

Net Cash Used in Operating Activities	(87,296)	(46,132)	(42,879)

Investing Activities
Acquisition of mineral property claims	(2,500)	–	–

Net Cash Used in Investing Activities	(2,500)	–	–

Financing Activities

Loan from related party	54,244	54,244	–
Proceeds from issuance of common stock	65,000	–	4,750

Net Cash Provided by Financing Activities	119,244	54,244	4,750

Increase (Decrease) in Cash	29,448	8,112	(38,129)

Cash – Beginning of Period	–	21,336	76,217

Cash – End of Period	29,448	29,448	38,088

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2009 the Company has a working capital deficiency of $89,315 and has accumulated losses of $191,696 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. At April 30, 2009 and 2008, the Company had no potentially dilutive shares outstanding.

	f)	Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, loan payable, and amounts due to related parties. Pursuant to SFAS No. 157, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115- 2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

4.	Related Party Transactions

a)

During the nine months ended April 30, 2009, the Company recognized a total of $9,000 (2008 - $9,000) for donated services at $1,000 per month and $4,500 (2008 - $4,500) for donated rent at $500 per month provided by the President of the Company.

b)

As at April 30, 2009, the Company is indebted to the President of the Company for CDN$74,125 (US$62,131) (July 31, 2008 – CDN$71,479 (US$70,076)) for expenses incurred on behalf of the Company. The amount is non- interest bearing, unsecured, and due on demand.

c)

As at April 30, 2009, the Company is indebted to a relative of President of the Company for CDN$100 (US$83) (July 31, 2008 – CDN $100 (US$97)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

d)

During the nine months ended April 30, 2009, the President of the Company advanced CDN$64,715 (US$54,244) (July 31, 2008 - $nil) for working capital purposes, which is non-interest bearing, unsecured and due on demand.

5.	Common Stock

On February 9, 2009, the Company effected a 2 for 1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 150,000,000 shares of common stock with a par value of $0.001 per share to 300,000,000 shares of common stock with a par value of $0.001 per share. The issued and outstanding shares increased from 7,140,000 shares of common stock to 14,280,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

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

We currently have no business operations or significant assets. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We plan to identify and acquire an interest in an alternative mineral property. The acquisition of an alternative mineral property will be dependent upon our possessing sufficient capital resources at the time to purchase such mineral property. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any alternative mineral property and/or funding arrangements for the purpose of acquiring an alternative mineral property.

RECENT CORPORATE DEVELOPMENTS

Since our second fiscal quarter ended January 31, 2009, we experienced the following significant corporate developments:

1.

Effective February 9, 2009, we amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by increasing our issued and authorized common stock on a two-for-one basis. Accordingly, our authorized capital of common stock increased from 150,000,000 shares to 300,000,000 shares of common stock, $0.001 par value per share, and our issued and outstanding shares were increased correspondingly on a two-for-one basis. As a result of the forward split, the number of shares of common stock outstanding was increased correspondingly from 7,140,000 shares to 14,280,000 shares.

2.	Effective February 9, 2009, as a result of the 2-for-1 forward split, our trading symbol changed from "CMIZ" to “CNTM.”

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at April 30, 2009, we had cash on hand of $29,448 and a working capital deficit of $89,315. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying an alternative mineral property, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(14,487)	(22,459)	(35.5)%	(49,168)	(76,387)	(35.6)%
Net Loss	$(14,487)	$(22,459)	(35.5)%	$(49,168)	$(76,387)	(35.6)%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
General and Administrative	$944	$798	18.3%	$8,892	$4,552	95.3%
Foreign Currency Translation Loss (Gain)	2,599	(283)	(1,018.4)%	(9,594)	(1,048)	815.5%
Management	3,000	3,000	n/a	9,000	9,000	n/a

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Fees
Impairment of Mineral Property Costs	-	2,500	(100)%	-	2,500	(100)%
Mineral Property Costs	-	-	n/a	396	-	n/a
Professional Services	6,444	14,944	(56.9)%	35,974	56,883	(36.8)%
Rent	1,500	1,500	n/a	4,500	4,500	n/a

Total Expenses	$14,487	$22,459	(35.5)%	$49,168	$76,387	(35.6)%

The decrease in our operating expenses during the three and nine months ended April 30, 2009 is due to decreases in professional services. Professional services consist of accounting and legal fees in connection with meeting our ongoing reporting obligations under the Exchange Act.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$29,828	$21,336	39.8%
Current Liabilities	(119,143)	(74,983)	58.9%
Working Capital Surplus (Deficit)	$(89,315)	$(53,647)	66.5%

Cash Flows
	Nine Months Ended April 30,
	2009	2008
Cash Flows (Used In) Operating Activities	$(46,132)	$(42,879)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	54,244	4,750
Net Increase (Decrease) In Cash During Period	$8,112	$(38,129)

We had cash on hand of $29,448 and a working capital deficit of $89,315 as of April 30, 2009 compared to cash on hand of $21,336 and a working capital deficit of $53,647 as of July 31, 2008. Our working capital deficit increased as a result of the fact that we had no revenues during the period and that our sole source of financing came in the form of short term loans from our sole executive officer and director.

During our nine months ended April 30, 2009, our sole executive officer and director advanced us CDN$64,715 (approximately US$54,244) for working capital purposes. This amount is non-interest bearing, unsecured and due on demand.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not obtain additional financing, our business will fail

As of April 30, 2009, we had cash in the amount of $29,448. We plan to identify and acquire an interest in an alternative mineral property. Our ability to acquire an alternative mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

CONTACT MINERALS CORP.

Date:	May 29, 2009
		By:	/s/ Kerry J. McCullagh
KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)