Form 10-K
period 2009-07-31
Contact Minerals Corp.
filed 2009-10-29
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-52879

CONTACT MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	39-2060052
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

595 Hornby Street, Suite 706
Vancouver, British Columbia, Canada	V6C 2E8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(604) 629-1007

Securities registered under Section 12(b) of the Act:	NONE.

Securities registered under Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,384,200, based on the average of the closing bid of $0.30 and the closing ask of $1.01 as quoted on the OTC Bulletin Board as of January 30, 2009, being the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 22, 2009, the Registrant had 14,280,000 shares of common stock outstanding.

CONTACT MINERALS CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2009

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Contact,” and the “Company” mean Contact Minerals Corp. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.           BUSINESS.

General

We were incorporated under the laws of the State of Nevada on April 25, 2007.

We currently have no business operations or significant assets. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We plan to identify and acquire an interest in a mineral property. The acquisition of a mineral property will be dependent upon our possessing sufficient capital resources at the time to purchase such mineral property. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any mineral property and/or funding arrangements for the purpose of acquiring a mineral property.

Recent Corporate Developments

Since our fiscal year ended July 31, 2008, we experienced the following significant corporate developments:

1.

On October 28, 2008, we determined to allow our interest in our option to acquire a 100% interest in a mineral property called the “Triune Property” to lapse. Our management is currently seeking to acquire an interest in a mineral property.

2.

On January 8, 2009, our Board of Directors approved a private placement offering of up to $150,000 of 10% convertible notes (the "Convertible Notes Offering"). The Convertible Notes Offering will be completed pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) to persons who are not “U.S. Persons” as contemplated under Regulation S of the Securities Act. We may pay a commission or finders fee of up to 10% of the Convertible Notes Offering proceeds to duly licensed brokers or investment dealers who introduce purchasers or to other person where permitted by law. The proceeds of the Convertible Notes Offering will be used to fund our business and for working capital purposes. The Offering will be completed pursuant to the provisions of Regulation S. There is no assurance that the Offering will be completed on the above terms or at all. As of the date of this Annual Report, we had not received any proceeds under this offering, and have not issued any securities under this offering. There are no assurances that any Convertible Notes will be sold under this offering.

3.

On February 9, 2009, we amended our Articles of Incorporation by increasing our issued and authorized common stock on a two-for-one basis. Accordingly, our authorized capital of common stock increased from 150,000,000 shares, $0.001 par value per share, to 300,000,000 shares of common stock, $0.001 par value per share, and our issued and outstanding shares were increased correspondingly on a two-for-one basis. As a result of the forward split, the number of shares of common stock outstanding was increased correspondingly from 7,140,000 shares to 14,280,000 shares.

4.	Also on February 9, 2009, as a result of the 2-for-1 forward split, our trading symbol changed from "CMIZ" to “CNTM.”

Competition

We are a company engaged in the acquisition and exploration of mineral properties. We compete with other mineral exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance future mineral property acquisitions and the exploration of those properties.

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

Compliance With Environmental Regulations

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken on any mineral properties that we acquire. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

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

If we do not obtain additional financing, our business will fail.

As of July 31, 2009, we had cash in the amount of $23,575. In October 2008, we determined to allow our interest in the Triune Property to lapse. Accordingly, we plan to identify and acquire an interest in an alternative mineral property. Our ability to acquire a mineral property will be dependent upon obtaining financing. Obtaining financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of financing unavailable to us. There are no assurances that we will be able to obtain financing on terms satisfactory to us.

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

Assuming that we are able to acquire an alternative mineral property, if an exploration program is successful in discovering proven reserves on a mineral property, we will require additional funds in order to place the mineral property into commercial production. The expenditures to be made by us in the exploration of a mineral property in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves. The funds required for commercial mineral production can range from several million to hundreds of millions. We currently do not have sufficient funds to place a mineral property into commercial production. Obtaining financing would be subject to a number of factors, including the market prices for gold, silver, copper and iron, and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of financing unavailable to us. Because we will need financing to acquire a mineral property and to fund our exploration activities, there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

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

Assuming that we are able to acquire an alternative mineral property, the search for valuable minerals involves numerous hazards and risks normally incident to exploring for and developing mineral properties. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions, industrial accidents, and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards and have no plans to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If we receive positive results from an exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

Assuming that we are able to acquire an alternative mineral property, if we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

ITEM 2.           PROPERTIES.

We maintain our corporate office at 595 Hornby Street, Suite 706, Vancouver, BC, Canada V6C 2E8. Our office space is currently provided to us free of charge by our sole executive officer and director. We recognize donated rent of $500 per month for the office space.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended July 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CNTM”. The high and the low prices for our shares for each quarter of our last two fiscal quarters of actual trading were:

Quarter Ended	High	Low
July 31, 2009	N/A	N/A
April 30, 2009	N/A	N/A
January 31, 2009	$0.30	$0.10
October 31, 2008	$0.55	$0.05
July 31, 2008	$0.55	N/A
April 30, 2008	N/A	N/A

The above quotations have been adjusted to reflect our 2-for-1 stock split effected February 9, 2009. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of October 22, 2009, we had twenty six (26) registered shareholders and 14,280,000 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales Of Unregistered Securities

None.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan Of Operation

Our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2009, we had cash on hand of $23,575 and a working capital deficit of $103,885. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

Results Of Operations

Summary of Year End Results
			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2009	July 31, 2008	(Decrease)
Revenue	$--	$--	n/a
Expenses	(68,238)	(123,852)	(44.9)%
Net Loss	$(68,238)	$(123,852)	(44.9)%

Revenues

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of a mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will acquire and interest in a mineral property, discover proven reserves on such mineral property, or if such deposits are discovered, that we will enter into further exploration programs.

Operating Expenses

The major components of our expenses for the years ended July 31, 2009 and 2008 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2009	July 31, 2008	(Decrease)
General and Administrative	$9,472	$14,346	(34.0)%
Foreign Currency Gain	(912)	-	n/a
Management Fees	12,000	12,000	0.0%
Impairment of Mineral Property Costs	-	2,500	(100)%
Mineral Property Costs	396	13,929	(97.2)%
Professional Services	41,282	75,077	(45.0)%
Rent	6,000	6,000	0.0%
Total Operating Expenses	$68,238	$123,852	(44.9)%

The decrease in expenses is primarily a result of a decrease in professional services, mineral property costs and general and administrative expenses.

Professional services primarily consist of legal and accounting fees in connection with meeting our ongoing reporting obligations under the Exchange Act. The additional professional services during the year ended July 31, 2008 primarily relate to the preparation and filing our Registration Statement on Form SB-2 under the Securities Act.

The substantial decrease in mineral property costs primarily relate to the fact that we allowed our interest in the Triune Property to lapse on October 28, 2008.

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. During the years ended July 31, 2009 and 2008, we recognized a total of $12,000 each year for donated management fees and $6,000 each year for donated rent provided by our sole executive officer and director.

We anticipate that our expenses will increase significantly if we are able to identify and acquire an interest in a mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire an interest in a mineral property.

Liquidity And Capital Resources

Cash Flows
	Year Ended	Year Ended
	July 31, 2009	July 31, 2008
Net Cash Used In Operating Activities	$(56,864)	$(59,631)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	59,103	4,750
Net Increase (Decrease) in Cash During Period	$2,239	$(54,881)

Working Capital
			Percentage
	At July 31, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$23,905	$21,336	12.0%
Current Liabilities	(127,790)	(74,983)	70.4%
Working Capital Deficit	$(103,885)	$(53,647)	93.6%

We had cash on hand of $23,575 and a working capital deficit of $103,885 as at July 31, 2009 compared to cash on hand of $21,336 and a working capital deficit of $53,647 as at July 31, 2008. Our working capital deficit increased as a result of an increase in loans payable in order to meet our ongoing expenditures. During the year ended July 31, 2009, we received loans totaling $59,103 from Mr. McCullagh. The loans are non-interest bearing, unsecured and due on demand.

Financing Requirements

Our ability to identify and acquire an alternative mineral property is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We believe that debt financing will not be an alternative for funding the acquisition of a mineral property or the exploration of such mineral property. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

On January 8, 2009, our Board of Directors approved a private placement offering of up to $150,000 of 10% convertible notes (the "Convertible Notes Offering"). The Convertible Notes Offering will be completed pursuant to Regulation S to persons who are not “U.S. Persons” as contemplated under Regulation S. The proceeds of the Convertible Notes Offering will be used to fund our business and for working capital purposes. The Offering will be completed pursuant to the provisions of Regulation S. There is no assurance that the Offering will be completed on the above terms or at all.

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

When mineral properties are acquired under option agreements with future acquisition payments to be made at our sole discretion, those future payments, whether in cash or shares, are recorded only when we have made or are obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Donated Capital

In accordance with Statement of Financial Accounting Standards No. 116 (“SFAS 116”), “Accounting for Contributions Received and Contributions Made,” we reflect donated capital, such as outright gifts to us by way of donated management services provided, in the Statement of Operations. Donated management services are recognized if the services received (a) create or enhance non-financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at July 31, 2009 and 2008;

3.	Statements of Operations for the years ended July 31, 2009 and July 31, 2008, and accumulated from inception on April 25, 2007 to July 31, 2009;

4.	Statements of Cash Flows for the years ended July 31, 2009 and July 31, 2008 and for the period from inception on April 25, 2007 to July 31, 2009;

5.	Statement of Stockholders’ Equity (Deficit) for the period from inception on April 25, 2007 through July 31, 2009; and

6.	Notes to the Financial Statements.

Contact Minerals Corp.
(An Exploration Stage Company)

July 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Contact Minerals Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2009 and 2008, and the related statement of operations, cash flows and stockholders' deficit for the years then ended and accumulated from April 25, 2007 (Date of Inception) to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 25, 2007 (Date of Inception) to July 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 26, 2009

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	July 31,
	2009	2008
	$	$

ASSETS
Current Assets
Cash	23,575	21,336
Prepaid expenses	330	–
Total Assets	23,905	21,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	92	547
Accrued liabilities	552	4,360
Due to related party (Notes 4(b),(c) and (d))	127,146	70,076
Total Liabilities	127,790	74,983
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common Stock
Authorized: 300,000,000 shares, par value $0.001
Issued and outstanding: 14,280,000 shares	14,280	14,280
Additional Paid-in Capital	50,720	50,720
Donated Capital (Note 4(a))	41,881	23,881
Deficit Accumulated During the Exploration Stage	(210,766)	(142,528)
Total Stockholders’ Deficit	(103,885)	(53,647)
Total Liabilities and Stockholders’ Deficit	23,905	21,336

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	April 25, 2007	For the	For the
	(date of inception)	Year Ended	Year Ended
	To July 31,	July 31,	July 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	24,582	9,472	14,346
Foreign currency gain	(912)	(912)	–
Management fees (Note 4(a))	27,000	12,000	12,000
Impairment of mineral property costs	5,000	–	2,500
Mineral property costs	14,978	396	13,929
Professional services	126,618	41,282	75,077
Rent (Note 4(a))	13,500	6,000	6,000

Total Expenses	210,766	68,238	123,852

Net Loss	(210,766)	(68,238)	(123,852)

Net Loss Per Share – Basic and Diluted	–	–	(0.01)

Weighted Average Shares Outstanding	–	14,280,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From April 25, 2007	For the	For the
	(Date of Inception) to	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(210,766)	(68,238)	(123,852)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated expenses	41,881	18,000	18,000
Impairment of mineral property costs	5,000	–	2,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,856)	(4,263)	(7,599)
Due to related parties	68,043	(2,033)	51,320
Prepaid expenses	(330)	(330)	–
Net Cash Used in Operating Activities	(98,028)	(56,864)	(59,631)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	59,103	–
Proceeds from issuance of common stock	65,000	–	4,750
Net Cash Provided by Financing Activities	124,103	59,103	4,750
Increase (Decrease) in Cash	23,575	2,239	(54,881)
Cash – Beginning of Period	–	21,336	76,217
Cash – End of Period	23,575	23,575	21,336

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Stock		During the
		Common	Paid-In	Subscriptions	Donated	Exploration
	Shares	Stock	Capital	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – April 25, 2007
(Date of Inception)	–	–	–	–	–	–	–
Shares issued for cash at $0.0005
per share	8,000,000	8,000	(4,000)	–	–	–	4,000
Shares issued for cash at $0.005
per share	4,800,000	4,800	19,200	(1,000)	–	–	23,000
Shares issued for cash at $0.025
per share	1,480,000	1,480	35,520	(3,750)	–	–	33,250
Donated services	–	–	–	–	5,881	–	5,881
Net loss for the period	–	–	–	–	–	(18,676)	(18,676)
Balance – July 31, 2007	14,280,000	14,280	50,720	(4,750)	5,881	(18,676)	47,455
Subscription received	–	–	–	4,750	–	–	4,750
Donated services	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(123,852)	(123,852)
Balance – July 31, 2008	14,280,000	14,280	50,720	–	23,881	(142,528)	(53,647)
Donated services	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(68,238)	(68,238)
Balance – July 31, 2009	14,280,000	14,280	50,720	–	41,881	(210,766)	(103,885)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Exploration Stage Company

Contact Minerals Corp. (“the Company”) was incorporated in the State of Nevada on April 25, 2007. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2009 the Company has a working capital deficiency of $103,885 and has accumulated losses of $210,766 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of donated service, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. At July 31, 2009 and 2008, the Company had no potentially dilutive shares outstanding.

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

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to SFAS No. 157, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their fair values because of their nature and respective maturity dates or durations.

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

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property will be capitalized.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	l)	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non- governmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non- authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been de-recognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special- purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

During the year, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In accordance with SFAS 116, "Accounting for Contributions Received and Contributions Made", the Company reflects donated capital, such as outright gifts to the Company by way of donated management services provided, in the statement of operations. Donated management services are recognized if the services received (a) create or enhance non-financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

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

a)

During the year ended July 31, 2009, the Company recognized a total of $12,000 (2008 - $12,000) for donated services at $1,000 per month and $6,000 (2008 - $6,000) for donated rent at $500 per month provided by the President of the Company.

b)

As at July 31, 2009, the Company is indebted to the President of the Company for CDN$73,887 (US$68,043) (2008 – CDN$71,479 (US$70,076)) for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

As at July 31, 2009, the Company is indebted to a relative of President of the Company for CDN$100 (US$92) (2008 – CDN $100 (US$97)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

d)

During the year ended July 31, 2009, the President of the Company advanced CDN$64,179 (US$59,103) (2008 - $nil) for working capital purposes, which is non-interest bearing, unsecured and due on demand.

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

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carry-forward of approximately $163,900 available to offset taxable income in future years which expires as follows: $10,300 – fiscal 2027; $103,300 – fiscal 2028; $50,300 – fiscal 2029. Pursuant to SFAS 109, the potential benefit of the net operating loss carry-forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31,	July 31,
	2009	2008
	$	$
Income tax recovery at statutory rate	(23,880)	(43,350)
Permanent differences	6,300	7,190
Valuation allowance change	17,580	36,160
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at July 31, 2009 and 2008 are as follows:

	July 31,	July 31,
	2009	2008
	$	$
Net operating loss carry-forward	57,340	39,760
Valuation allowance	(57,340)	(39,760)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

7.	Subsequent Event

In accordance with SFAS No. 165, “Subsequent Events” (“SFAS 165”), the Company evaluated all events or transactions that occurred after July 31, 2009 up through October 29, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date. In its assessment of the effectiveness of internal control over financial reporting as of the Evaluation Date, management determined that there were control deficiencies that constituted the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2009, the Company did not have any independent directors on its audit committee. In addition, the Company has no policy on fraud. The Company does not believe that a whistleblower policy is necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Kerry J. McCullagh	52	President, Secretary, Treasurer, CEO, CFO and Sole Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Kerry J. McCullagh has been our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and the sole member of our Board of Directors since our inception on April 25, 2007. Mr. McCullagh has been involved in the mineral exploration industry for more than twenty years though he has no formal professional training or technical credentials in the exploration, development and/or operations of metal mines.

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

Mr. McCullagh was the president and director of Imperial Consolidated Capital, a Nevada corporation that filed a Form 10-SB Registration Statement to become a reporting company under the Exchange Act. Imperial Consolidated Capital subsequently filed a Withdrawal of its Form 10-SB Registration Statement and filed a Form 15 Notice of Termination of Registration on July 12, 2006. Our former mineral property, the Triune Property was originally the sole asset of Imperial Consolidated Capital.

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

Code Of Ethics

We adopted a Code of Ethics applicable to our officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC.

Our Code of Ethics was attached as an exhibit to our Annual Report on Form 10-K for the year ended July 31, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our officers or directors, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh President, Secretary, Treasurer, CEO & CFO	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We do not currently pay our directors or officers any salary or consulting fee. We recognize donated services of $1,000 per month for the services provided by Mr. McCullagh.

Outstanding Equity Awards At Fiscal Year-End

As at July 31, 2009, we had no outstanding equity awards.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 22, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Kerry J. McCullagh CEO, CFO, President, Secretary, Treasurer & Director	7,000,000 Shares (direct)	49%
Common Stock	All Officers and Directors as a Group (1 person)	7,000,000 Shares	49%
5% SHAREHOLDERS
Common Stock	Kerry J. McCullagh CEO, CFO, President, Secretary, Treasurer & Director 595 Hornby Street, Suite 706, Vancouver, BC V6C 2E8	7,000,000 Shares (direct)	49%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 22, 2009. As of October 22, 2009, there were 14,280,000 shares of our common stock issued and outstanding.

Changes In Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Except as described below, none of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

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

As at July 30, 2009, we are indebted to Mr. McCullagh as follows: (i) $68,043 for expenses incurred on our behalf; and (ii) loans totaling $59,103. The amounts are non-interest bearing, unsecured and due on demand.

On June 30, 2007, we entered into Property Option Agreement with William McCullagh, the father of Kerry J. McCullagh, whereby we acquired an option to acquire 100% of the Triune Property in consideration of the payment of $25,000 over a two-year period to William McCullagh. The Triune Property was subject to a 1% Net Smelter Royalty payable to William McCullagh to a maximum of $1,000,000. On June 30, 2008, we entered into an amendment to the Property Option Agreement with William McCullagh. Under the terms of the amendment agreement, William McCullagh agreed to extend the first payment of $10,000 from June 30, 2008 to October 28, 2008. On October 28, 2008, we determined that we would not proceed with our interest in the Triune Property. As such, we did not make the first option payment of $10,000, which caused our interest in the Triune Property to lapse.

Director Independence

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Kerry J. McCullagh, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officer’s insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended July 31, 2009	Year Ended July 31, 2008
Audit Fees	$14,542	$12,545
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,542	$12,545

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)

3.3	Bylaws.(1)

10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)

10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	October 29, 2009	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 29, 2009	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)
Director