Form 10-Q
period 2009-10-31
Contact Minerals Corp.
filed 2009-12-08
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

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
[X]  Yes      [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 1, 2009, the Registrant had 14,280,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

Contact Minerals Corp.
(An Exploration Stage Company)

October 31, 2009

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2009	2009
	$	$
	(Unaudited)

ASSETS

Current Assets

Cash	19,950	23,575
Prepaid expenses	–	330

Total Assets	19,950	23,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 3(c))	3,434	92
Accrued liabilities	9,577	552
Due to related party (Note 3(b))	130,645	127,146

Total Liabilities	143,656	127,790

Contingencies and Commitments (Note 1)

Stockholders’ Deficit

Preferred Stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–

Common Stock
Authorized: 300,000,000 shares, par value $0.001
Issued and outstanding: 14,280,000 shares	14,280	14,280

Additional Paid-in Capital	50,720	50,720
Donated Capital (Note 3(a))	46,381	41,881
Deficit Accumulated During the Exploration Stage	(235,087)	(210,766)

Total Stockholders’ Deficit	(123,706)	(103,885)

Total Liabilities and Stockholders’ Deficit	19,950	23,905

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three Months	Three Months
	(date of inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	31,582	7,000	5,738
Foreign currency loss (gain)	336	1,248	(9,845)
Management fees (Note 3(a))	30,000	3,000	3,000
Impairment of mineral property costs	5,000	–	–
Mineral property costs	14,978	–	396
Professional services	138,191	11,573	18,621
Rent (Note 3(a))	15,000	1,500	1,500

Total Expenses	235,087	24,321	19,410

Net Loss	(235,087)	(24,321)	(19,410)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Shares Outstanding	–	14,280,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated	For the	For the
	From April 25, 2007	Three Months	Three Months
	(Date of Inception) to	Ended	Ended
	October 31,	October 31,	October 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(235,087)	(24,321)	(19,410)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated expenses	46,381	4,500	4,500
Impairment of mineral property costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,511	12,367	14,274
Due to related parties	71,542	3,499	(10,466)
Prepaid expenses	–	330	–
Net Cash Used in Operating Activities	(101,653)	(3,625)	(11,102)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	–	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	124,103	–	–
Increase (Decrease) in Cash	19,950	(3,625)	(11,102)
Cash – Beginning of Period	–	23,575	21,336
Cash – End of Period	19,950	19,950	10,234

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Exploration Stage Company

Contact Minerals Corp. (“the Company”) was incorporated in the State of Nevada on April 25, 2007. The Company is an Exploration Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2009 the Company has a working capital deficiency of $123,706 and has accumulated losses of $235,087 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

	b)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	c)	Interim financial statements

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

	d)	Use of Estimates

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

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740 Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	h)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash, accounts payable and due to related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

	i)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	j)	Mineral Property Costs

The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	l)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

	m)	Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	n)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements. Refer to Note 4.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre- codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

a)

During the three month period ended October 31, 2009, the Company recognized a total of $3,000 (2008 - $3,000) for donated services at $1,000 per month and $1,500 (2008 - $1,500) for donated rent at $500 per month provided by the President of the Company.

b)

As at October 31, 2009, the Company is indebted to the President of the Company for $130,645 (July 31, 2009 – $127,146) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

As at October 31, 2009, the Company is indebted to a relative of President of the Company for CDN$100 (US$93) (July 31, 2009 – CDN $100 (US$92)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

4.	Subsequent Events

Pursuant to ASC 855, we have evaluated all events or transactions that occurred from August 1, 2009 through December 7, 2009, the date of issuance of the unaudited financial statements. During this period we did not have any material recognizable subsequent events.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2009, we had cash on hand of $19,950 and a working capital deficit of $123,706. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three Months Summary			Percentage
	Three Months Ended October 31,		Increase /
	2009	2008	(Decrease)
Revenue	$-	$-	n/a
Expenses	(24,321)	(19,410)	25.3%
Net Loss	$(24,321)	$(19,410)	25.3%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2009 and 2008 consisted of the following:

			Percentage
	Three Months Ended October 31,		Increase /
	2009	2008	(Decrease)
General and Administrative	$7,000	$5,738	22.0%
Foreign Currency Translation	1,248	(9,845)	(112.7)%
Loss (Gain)
Management Fees	3,000	3,000	0.0%
Mineral Property Costs	-	396	(100)%
Professional Services	11,573	18,621	(37.8)%
Rent	1,500	1,500	0.0%
Total Operating Expenses	$24,321	$19,410	25.3%

The increase in expenses during the three month period ended Oct 31, 2009 is primarily a result of an increase in general administrative and foreign currency translation expenses, which were partially offset by a decrease in professional services.

Professional services primarily consist of legal and accounting fees in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). The additional professional services during the year ended July 31, 2008 primarily relate to the preparation and filing our Annual Report on Form 10-K.

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. During the three months ended October 31, 2009 and 2008, we recognized a total of $3,000 for donated management fees and $1,500 for donated rent provided by our sole executive officer and director.

We anticipate that our expenses will increase significantly if we are able to identify and acquire an interest in a mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2009	At July 31, 2009	Increase / (Decrease)
Current Assets	$19,950	$23,905	(16.5)%
Current Liabilities	(143,656)	(127,790)	12.4%
Working Capital Deficit	$(123,706)	$(103,885)	19.1%

Cash Flows
	Three Months Ended October 31,
	2009	2008
Cash Flows (Used In) Operating Activities	$(3,625)	$(11,102)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	-	-
Increase (Decrease) In Cash	$(3,625)	$(11,102)

We had cash on hand of $19,950 and a working capital deficit of $123,706 as at October 31, 2009 compared to cash on hand of $23,575 and a working capital deficit of $103,885 as at July 31, 2008. Our working capital deficit increased as a result of an increase in accounts payable and amounts due to related parties as a result of our lack of capital to meet ongoing expenditures.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2009, we had cash in the amount of $19,950. In October 2008, we determined to allow our interest in the Triune Property to lapse. Accordingly, we plan to identify and acquire an interest in an alternative mineral property. Our ability to acquire a mineral property will be dependent upon obtaining financing. Obtaining financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of financing unavailable to us. There are no assurances that we will be able to obtain financing on terms satisfactory to us.

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

CONTACT MINERALS CORP.

Date:	December 8, 2009	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)