Form 10-Q
period 2010-01-31
Contact Minerals Corp.
filed 2010-03-17
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 10, 2010, the Registrant had 15,780,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

Contact Minerals Corp.
(An Exploration Stage Company)

January 31, 2010
Index
Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	July 31,
	2010	2009
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	77,262	23,575
Prepaid expenses	–	330
Total Assets	77,262	23,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(c))	1,242	92
Accrued liabilities	561	552
Loan payable (Note 4)	75,000	–
Due to related party (Note 3(b))	130,893	127,146
Total Liabilities	207,696	127,790
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding: 14,280,000 shares	14,280	14,280
Additional Paid-in Capital	50,720	50,720
Donated Capital (Note 3(a))	50,881	41,881
Deficit Accumulated During the Exploration Stage	(246,315)	(210,766)
Total Stockholders’ Deficit	(130,434)	(103,885)
Total Liabilities and Stockholders’ Deficit	77,262	23,905

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	April 25, 2007	Three Months	Three Months	Six Months	Six Months
	(date of inception)	Ended	Ended	Ended	Ended
	to January 31,	January 31,	January 31,	January 31,	January 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	32,626	1,044	2,210	8,044	7,948
Foreign currency loss (gain)	1,302	966	(2,348)	2,214	(12,193)
Management fees (Note 3(a))	33,000	3,000	3,000	6,000	6,000
Impairment of mineral property costs	5,000	–	–	–	–
Mineral property costs	14,978	–	–	–	396
Professional services	142,909	4,718	10,909	16,291	29,530
Rent (Note 3(a))	16,500	1,500	1,500	3,000	3,000

Total Expenses	246,315	11,228	15,271	35,549	34,681

Net Loss	(246,315)	(11,228)	(15,271)	(35,549)	(34,681)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding	–	14,280,000	14,280,000	14,280,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated	For the	For the
	From April 25, 2007	Six Months	Six Months
	(Date of Inception) to	Ended	Ended
	January 31,	January 31,	January 31,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss for the period	(246,315)	(35,549)	(34,681)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated expenses	50,881	9,000	9,000
Impairment of mineral property costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(697)	1,159	(915)
Due to related parties	71,790	3,747	(9,581)
Prepaid expenses	–	330	–
Net Cash Used in Operating Activities	(119,341)	(21,313)	(36,177)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	–	16,306
Loan payable	75,000	75,000	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	199,103	75,000	16,306
Increase (Decrease) in Cash	77,262	53,687	(19,871)
Cash – Beginning of Period	–	23,575	21,336
Cash – End of Period	77,262	77,262	1,465

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2010 the Company has a working capital deficiency of $130,434 and has accumulated losses of $246,315 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On January 8, 2009, the board of directors of the Company approved a private placement offering of up to $150,000 of 10% Convertible Notes (the "Offering"). The Company may pay a commission or finders fee of up to 10% of the Offering proceeds. The proceeds will be used to fund the Company’s business and for working capital purposes. During the period ended January 31, 2010, the Company received $75,000 under a subscription for a Convertible Note (“the Note”) that was subsequently secured with the issuance of the Note. Refer to Note 5.

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

Our financial instruments consist principally of cash, accounts payable, loan payable and due to related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2010 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	n)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure that an entity has evaluated subsequent events through the date the financial statements have been issued, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 4.

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

a)

During the six month period ended January 31, 2010, the Company recognized a total of $6,000 (2009 - $6,000) for donated services at $1,000 per month and $3,000 (2009 - $3,000) for donated rent at $500 per month provided by the President of the Company.

b)

As at January 31, 2010, the Company is indebted to the President of the Company for $130,893 (July 31, 2009 – $127,146) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

As at January 31, 2010, the Company is indebted to a relative of President of the Company for CDN$100 (US$93) (July 31, 2009 – CDN $100 (US$92)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Loan Payable

During the period ended January 31, 2010, the Company received $75,000 under a subscription for a 10% Convertible Note. The loan was subsequently accepted by the Company and secured with the issuance of the Convertible Note. Refer to Note 5.

5.	Subsequent Events

Pursuant to ASC 855, we have evaluated all events or transactions that occurred through the date of issuance of the unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events, except as noted below.

a)

On February 10, 2010, the Company accepted the subscription to, and issued, a $75,000 Convertible Note (“the Note”) to secure the loan payable. The Note is due on January 31, 2011, bears interest at 10% per annum payable annually and is convertible at the lesser of $0.05 per share or 75% of the average trading price of the Company’s common stock for the 10 trading days immediately preceding the date of conversion. On February 22, 2010, the Company issued an aggregate of 1,500,000 shares of common stock upon conversion by the holder of the outstanding Note.

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

We currently have no business operations or significant assets. We are an currently engaged in the business to acquire a mineral property. We plan to identify and acquire an interest in a mineral property. The acquisition of a mineral property will be dependent upon our possessing sufficient capital resources at the time to purchase such mineral property. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any mineral property and/or funding arrangements for the purpose of acquiring a mineral property.

RECENT CORPORATE DEVELOPMENTS

Since our quarter ended January 31, 2010, we experienced the following corporate developments:

1.

On February 10, 2010, we issued an aggregate of $75,000 of 10% convertible notes (the "Notes") under a private placement offering approved by our Board of Directors on January 8, 2009. The notes bear interest at a rate of 10% per annum, due on January 31, 2011 and can be converted into such number of shares of our common stock as shall be equal to the principal amount of the Notes to be converted at $0.05 per share. On February 22, 2010 in accordance with the terms of the Notes, the Notes were converted into 1,500,000 shares of our common stock. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The investors represented that they were not US persons as defined in Regulation S, and have provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at January 31, 2010, we had cash on hand of $77,262 and a working capital deficit of $130,434. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(11,228)	(15,271)	(26.5)%	(35,549)	(34,681)	2.5%
Net Loss	$(11,228)	$(15,271)	(26.5)%	$(35,549)	$(34,681)	2.5%

Revenues

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of a mineral property. We are presently in the stage of reviewing potential properties for acquisition and we can provide no assurance that we will acquire an interest in a mineral property, discover proven reserves on such mineral property, or if such deposits are discovered, that we will enter into further exploration programs.

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2010 and 2009 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
General and Administrative	$1,044	$2,210	(52.8)%	$8,044	$7,948	1.2%
Foreign Currency Loss (Gain)	966	(2,348)	(141.1)%	2,214	(12,193)	(118.2)%
Management Fees	3,000	3,000	n/a	6,000	6,000	n/a
Mineral Property Costs	-	-	n/a	-	396	(100)%
Professional Services	4,718	10,909	(56.8)%	16,291	29,530	(44.8)%
Rent	1,500	1,500	n/a	3,000	3,000	n/a
Total Expenses	$11,228	$15,271	(26.5)%	$35,549	$34,681	2.5%

The decrease in our operating expenses during the three and six months ended January 31, 2010 is due to decreases in professional services, and general and administrative expenses. These decreases were partially offset by unfavorable foreign currency translation.

Professional services consist of accounting and legal fees in connection with meeting our ongoing reporting obligations under the Exchange Act. The additional professional services during the three and six months ended January 31, 2009 primarily relate to legal fees in connection with our 2-for-1 forward stock split.

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. However, we recognize $1,000 per month for donated management fees and $500 per month for donated rent provided by our sole executive officer and director.

We anticipate that our expenses will increase significantly if we are able to identify and acquire a mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2010	At July 31, 2009	Increase / (Decrease)
Current Assets	$77,262	$23,905	223.2%
Current Liabilities	(207,696)	(127,790)	62.5%
Working Capital Deficit	$(130,434)	$(103,885)	25.6%

Cash Flows
	Six Months Ended January 31,
	2010	2009
Cash Flows (Used In) Operating Activities	$(21,313)	$(36,177)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	75,000	16,306
Increase (Decrease) In Cash	$53,687	$(19,871)

We had cash on hand of $77,262 and a working capital deficit of $130,434 as at January 31, 2010 compared to cash on hand of $23,575 and a working capital deficit of $103,885 as at July 31, 2009. Our working capital deficit increased due to the fact that we recorded $75,000 as loans payable as we had not issued the 10% convertible note as at January 31, 2010.

Subsequent to the six months ended January 31, 2010, we issued $75,000 of 10% convertible notes (the “Notes”). On February 22, 2010 we issued 1,500,000 shares of our common stock upon conversion of the Notes.

Financing Requirements

Our ability to identify and acquire a mineral property is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We believe that debt financing will not be an alternative for funding the acquisition of a mineral property or the exploration of such mineral property. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

On January 8, 2009, our Board of Directors approved a private placement offering of up to $150,000 of 10% convertible notes (the "Convertible Notes Offering”) to persons who are not “U.S. Persons” as contemplated under Regulation S. Under the terms of the Convertible Note Offering, the convertible notes bear interest at 10% per annum and are convertible at the option of the holder into our common stock at the lesser of $0.05 per share or 25% of the average trading price for the 10 trading days immediately preceding the date of the conversion. To date we have completed $75,000 of the Convertible Notes Offering. There is no assurance that we will be able to complete the sale of any additional securities under the Convertible Note Offering.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of January 31, 2010, we had cash in the amount of $77,262. In October 2008, we determined to allow our interest in the Triune Property to lapse. Accordingly, we plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining financing. On January 8, 2009, our Board of Directors approved the Convertible Notes Offering of up to $150,000 convertible notes. To date, we have completed $75,000 of the Convertible Notes Offering. There is no assurance that we will be able to complete the sale of any additional securities under the Convertible Notes Offering. Obtaining sufficient financing would be subject to a number of factors, including the market prices for mineral properties and minerals. These factors may make the timing, amount, terms or conditions of financing unavailable to us. There are no assurances that we will be able to obtain financing on terms satisfactory to us.

Because of the speculative nature of exploration of mining properties, there is substantial risk that our business will fail.

We were incorporated on April 25, 2007 and to date have been involved primarily in organizational activities, and the acquisition of a mineral property, which has since lapsed. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from a mineral property, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Even if we discover proven reserves of precious metals on a mineral property, we may not be able to successfully commence commercial production.

Assuming that we are able to acquire a mineral property, if an exploration program is successful in discovering proven reserves on a mineral property, we will require additional funds in order to place the mineral property into commercial production. The expenditures to be made by us in the exploration of a mineral property in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves. The funds required for commercial mineral production can range from several million to hundreds of millions. We currently do not have sufficient funds to place a mineral property into commercial production. Obtaining financing would be subject to a number of factors, including the market prices for gold, silver, copper and iron, and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of financing unavailable to us. Because we will need financing to acquire a mineral property and to fund exploration activities, there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because we anticipate that our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Assuming that we are able to acquire a mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate revenues from a mineral property, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

Assuming that we are able to acquire a mineral property, the search for valuable minerals involves numerous hazards and risks normally incident to exploring for and developing mineral properties. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions, industrial accidents, and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards and have no plans to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If we acquire a mineral property, receive positive results from an exploration program and decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

Assuming that we are able to acquire a mineral property, if we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

Kerry J. McCullagh, our sole executive officer and sole director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training in these areas, our management may not be fully aware of the specific technical requirements related to working within this industry. Although Mr. McCullagh has extensive business experience with exploration companies, his decisions and choices may not take into account standard exploration or managerial approaches mineral exploration companies commonly use. Consequently, our operations and ultimate financial success could suffer irreparable harm due to management’s lack of technical know-how in this industry.

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

Because our sole executive officer and sole director owns 44.4% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McCullagh are inconsistent with the best interests of other stockholders.

Kerry J. McCullagh, our sole executive officer and sole director, controls 44.4% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. McCullagh is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McCullagh may not be, at all times, the same as those of other shareholders. Since Mr. McCullagh is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact which may be disadvantageous to minority shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)

3.3	Bylaws.(1)

4.1	Form of Convertible Note.(4)

10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)

10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	March 16, 2010	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)