Form 10-Q
period 2010-04-30
Contact Minerals Corp.
filed 2010-06-14
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
[x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
As of June 10, 2010, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

Contact Minerals Corp.
(An Exploration Stage Company)

April 30, 2010

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	July 31,
	2010	2009
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	108,848	23,575
Prepaid expenses	–	330
Total Assets	108,848	23,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(c))	3,097	92
Accrued liabilities	597	552
Due to related party (Note 3(b))	138,680	127,146
Total Liabilities	142,374	127,790
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued: 16,530,000 shares (July 31, 2009 – 14,280,000 shares)	16,530	14,280
Additional Paid-in Capital	524,629	50,720
Donated Capital (Note 3(a))	55,381	41,881
Deficit Accumulated During the Exploration Stage	(630,066)	(210,766)
Total Stockholders’ Deficit	(33,526)	(103,885)
Total Liabilities and Stockholders’ Deficit	108,848	23,905

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	April 25, 2007	Three Months	Three Months	Nine Months	Nine Months
	(date of inception)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	35,546	2,920	944	10,964	8,892
Foreign currency loss (gain)	5,757	4,455	2,599	6,669	(9,594)
Management fees (Note 3(a))	36,000	3,000	3,000	9,000	9,000
Impairment of mineral property costs	5,000	–	–	–	–
Mineral property costs	14,978	–	–	–	396
Professional services	151,126	8,217	6,444	24,508	35,974
Rent (Note 3(a))	18,000	1,500	1,500	4,500	4,500

Total Operating Expenses	266,407	20,092	14,487	55,641	49,168

Loss from Operations	(266,407)	(20,092)	(14,487)	(55,641)	(49,168)

Other Expenses

Accretion of discount on convertible note	(112,500)	(112,500)	–	(112,500)	–
Fair value of conversion feature	(251,159)	(251,159)	–	(251,159)	–

Net Loss	(630,066)	(383,751)	(14,487)	(419,300)	(49,168)

Net Loss Per Share – Basic and Diluted		(0.02)	–	(0.03)	–

Weighted Average Shares Outstanding		15,586,000	14,280,000	14,706,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated	For the	For the
	From April 25, 2007	Nine Months	Nine Months
	(Date of Inception) to	Ended	Ended
	April 30,	April 30,	April 30,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss for the period	(630,066)	(419,300)	(49,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated expenses	55,381	13,500	13,500
Accretion of discount on convertible note	112,500	112,500	–
Loss on change in fair value of derivative liability	251,159	251,159	–
Impairment of mineral property costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,194	3,050	(2,139)
Due to related parties	79,577	11,534	(7,945)
Prepaid expenses	–	330	(380)
Net Cash Used in Operating Activities	(125,255)	(27,227)	(46,132)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	–	54,244
Proceeds from issuance of convertible notes	112,500	112,500	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	236,603	112,500	54,244
Increase in Cash	108,848	85,273	8,112
Cash – Beginning of Period	–	23,575	21,336
Cash – End of Period	108,848	108,848	29,448
Non-Cash Financing Activities
Conversion of debt into common shares	112,500	112,500	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2010 the Company has a working capital deficiency of $33,526 and has accumulated losses of $630,066 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On January 8, 2009, the board of directors of the Company approved a private placement offering of up to $150,000 of 10% Convertible Notes (the "Offering"). The Company may pay a commission or finders fee of up to 10% of the Offering proceeds. The proceeds will be used to fund the Company’s business and for working capital purposes. During the period ended April 30, 2010, the Company received $112,500 under subscriptions for Convertible Notes that were converted into 2,250,000 shares of the Company's common stock. Refer to Note 4.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

During the nine months period ended April 30, 2010, the Company valued convertible notes based on "Level 2" inputs, consisting of model-derived valuations in which significant inputs are derived from observable market data.

	i)	Long-lived Assets

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

As at April 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

a)

During the nine month period ended April 30, 2010, the Company recognized $9,000 (2009 - $9,000) for donated services at $1,000 per month and $4,500 (2009 - $4,500) for donated rent at $500 per month provided by the President of the Company.

b)

As at April 30, 2010, the Company is indebted to the President of the Company for $138,680 (July 31, 2009 – $127,146) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

As at April 30, 2010, the Company is indebted to a relative of President of the Company for CDN$100 (US$99) (July 31, 2009 – CDN$100 (US$92)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Convertible Notes

During the period ended April 30, 2010, the Company issued $112,500 of secured Convertible Notes (“the Notes”). The Notes are due on January 31, 2011, bear interest at 10% per annum payable annually and are convertible into shares of common stock at the lesser of $0.05 per share or 75% of the average market price of the Company’s shares of common stock for the ten trading days immediately preceding the date of conversion. On February 22, 2010 and April 9, 2010, the Company issued 1,500,000 and 750,000 shares of common stock, respectively, upon conversion at $0.05 per shares by the holders of the outstanding Notes.

The Company determined that the conversion features of the Notes meet the criteria of embedded derivatives in accordance with ASC 815. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. The Company calculated the fair value of the conversion features and recognized a discount of $112,500.

The Company recorded accretion expense of $112,500, and adjusted the carrying value of the conversion features to their fair values on the date of conversion. During the nine month period ended April 30, 2010, the Company recognized a loss on the change in the fair value of the conversion features of $251,159 and recorded in additional paid in capital the fair value of the conversion features of $363,659 on the date of conversion.

5.	Common Stock

	a)	On April 9, 2010, the Company issued 750,000 shares of common stock upon the conversion of $37,500 of the Notes referred to in Note 4.

	b)	On February 22, 2010, the Company issued 1,500,000 shares of common stock upon the conversion of $75,000 of the Notes referred to in Note 4.

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Reports on Form 10-Q for the quarter ended January 31, 2010, we experienced the following corporate developments:

1.

On April 7, 2010, we issued an aggregate of $37,500 of 10% convertible notes (the "Notes") under a private placement offering approved by our Board of Directors on January 8, 2009. The Notes are due on January 31, 2011, bear interest at 10% per annum payable annually and may be converted into such number of shares of our common stock as shall be equal to the principal amount of the Note to be converted divided by the lesser of $0.05 or 75% of the average trading price of our common stock for the 10 trading days immediately preceding the date of conversion.

2.	On April 8, 2010, we issued 750,000 shares of our common stock upon conversion of the $37,500 Notes at a conversion price of $0.05 per share.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at April 30, 2010, we had cash on hand of $108,848 and a working capital deficit of $33,526. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(20,092)	(14,487)	38.7%	(55,641)	(49,168)	13.2%
Other Expenses	(363,659)	-	n/a	(363,659)	-	n/a
Net Loss	$(383,751)	$(14,487)	2548.9%	$(419,300)	$(49,168)	752.8%

Revenues

We have not earned any revenues since inception. We do not anticipate earning revenues until such time as we enter into commercial production of a mineral property. We are presently in the stage of reviewing potential properties for acquisition and we can provide no assurance that we will acquire an interest in a mineral property, discover proven reserves on such mineral property, or if such deposits are discovered, that we will enter into further exploration programs.

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2010 and 2009 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
General and Administrative	$2,920	$944	209.3%	$10,964 $	8,892	23.3%
Foreign Currency Loss (Gain)	4,455	2,599	71.4%	6,669	(9,594)	169.5%
Management Fees	3,000	3,000	n/a	9,000	9,000	n/a
Mineral Property Costs	-	-	n/a	-	396	(100)%
Professional Services	8,217	6,444	27.5%	24,508	35,974	(31.9)%
Rent	1,500	1,500	n/a	4,500	4,500	n/a
Total Expenses	$20,092	$14,487	38.7%	$55,641 $	49,168	13.2%

The increase in our operating expenses during the three months ended April 30, 2010 is due to increases in professional services, general and administrative expenses and unfavorable foreign currency translation.

Professional services consist of accounting and legal fees in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). The additional professional services during the three months ended April 30, 2010 primarily relate to legal fees in connection with our convertible note offering.

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. However, we recognize $1,000 per month for donated management fees and $500 per month for donated rent provided by our sole executive officer and director.

We anticipate that our operating expenses will increase significantly if we are able to identify and acquire a mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire a mineral property.

Other Expenses

Our other expenses for the three and nine months ended April 30, 2010 and 2009 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Accretion of Discount on Convertible Note	$112,500	$-	n/a	$112,500	$-	n/a
Loss on Change in Fair Value of Derivative Liability	251,159	-	n/a	251,159	-	n/a
Total Other Expenses	$363,359	$-	n/a	$363,359	$-	n/a

During the three months ended April 30, 2010, we recorded an accretion expense of $112,500 and loss on change in the fair value of conversion features of $251,159 in connection with our private placement offering of convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2010	At July 31, 2009	Increase / (Decrease)
Current Assets	$108,848	$23,905	355.3%
Current Liabilities	(142,374)	(127,790)	11.4%
Working Capital Deficit	$(33,526)	$(103,885)	(67.7)%

Cash Flows
	Nine Months Ended April 30,
	2010	2009
Cash Flows (Used In) Operating Activities	$(27,227)	$(46,132)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	112,500	54,244
Increase In Cash	$85,273	$8,112

We had cash on hand of $108,848 and a working capital deficit of $33,526 as at April 30, 2010 compared to cash on hand of $23,575 and a working capital deficit of $103,885 as at July 31, 2009. Our working capital deficit decreased due to the fact that we raised $112,500 from the issuance of convertible notes.

During the nine months ended April 30, 2010, we issued $112,500 of 10% convertible notes (the “Notes”). The Notes were subsequently converted as follows: (a) on February 22, 2010, we issued 1,500,000 shares of our common stock upon conversion of $75,000 of the Notes at a conversion price of $0.05 per share; and (b) on April 9, 2010, we issued 750,000 shares of our common stock upon conversion of $37,500 of the Notes at a conversion price of $0.05 per share.

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

On January 8, 2009, our Board of Directors approved a private placement offering of up to $150,000 of 10% convertible notes (the "Convertible Notes Offering”) to persons who are not “U.S. Persons” as contemplated under Regulation S. Under the terms of the Convertible Note Offering, the convertible notes bear interest at 10% per annum and are convertible at the option of the holder into our common stock at the lesser of $0.05 per share or 75% of the average trading price for the 10 trading days immediately preceding the date of the conversion. To date we have completed $112,500 of the Convertible Notes Offering. There is no assurance that we will be able to complete the sale of any additional securities under the Convertible Note Offering.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2010, we had cash in the amount of $108,848. In October 2008, we determined to allow our interest in the Triune Property to lapse. Accordingly, we plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining financing. On January 8, 2009, our Board of Directors approved the Convertible Notes Offering of up to $150,000 convertible notes. To date, we have completed $112,500 of the Convertible Notes Offering. There is no assurance that we will be able to complete the sale of any additional securities under the Convertible Notes Offering. Obtaining sufficient financing would be subject to a number of factors, including the market prices for mineral properties and minerals. These factors may make the timing, amount, terms or conditions of financing unavailable to us. There are no assurances that we will be able to obtain financing on terms satisfactory to us.

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

Because our sole executive officer and sole director owns 42.3% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McCullagh are inconsistent with the best interests of other stockholders.

Kerry J. McCullagh, our sole executive officer and sole director, controls 42.3% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. McCullagh is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McCullagh may not be, at all times, the same as those of other shareholders. Since Mr. McCullagh is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact which may be disadvantageous to minority shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of our equity securities made during the quarter ended April 30, 2010 have been previously reported in our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

CONTACT MINERALS CORP.

Date:	June 14, 2010	By:
/s/ Kerry J. McCullagh
KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)