Form 10-K
period 2010-07-31
Contact Minerals Corp.
filed 2010-10-29
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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
$1,601,600, as of January, 31, 2010, based on a price of $0.22, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of October 22, 2010, the Registrant had 16,530,000 shares of common stock outstanding.

CONTACT MINERALS CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2010

TABLE OF CONTENTS

PART I

Certain statements contained in this Annual Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part I - Item 1A. Risk Factors,” and elsewhere in this Annual Report.

Forward looking statements are based on the reasonable assumptions, estimates, analysis and opinions of management made in light of its experience and perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable at the date the such statement are made.

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Annual Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

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

If we do not obtain additional financing, our business will fail

As of July 31, 2010, we had cash in the amount of $93,389. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

Because of the speculative nature of exploration of mining properties, there is substantial risk that our business will fail.

We were incorporated on April 25, 2007 and, to date, have been involved primarily in organizational activities and the acquisition of a mineral property, which has since lapsed. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with acquiring a mineral property and the exploration of an acquired the mineral property. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Assuming that we are able to acquire a mineral property, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from a claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Assuming that we are able to acquire a mineral property, prior to completion of an exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate revenues from the exploration of a mineral property, we will not be able to earn profits or continue operations.

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

Assuming that we are able to acquire a mineral property, if we enter a production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

Because our sole executive officer and sole director owns 42% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McCullagh are inconsistent with the best interests of other stockholders.

Kerry J. McCullagh, our sole executive officer and sole director, controls 42% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. McCullagh is able to significantly influence who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McCullagh may not be, at all times, the same as those of other shareholders. Since Mr. McCullagh is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact which may be disadvantageous to minority shareholders.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CNTM”. The high and the low prices for our shares for each quarter of our last two fiscal quarters of actual trading were:

Quarter Ended	High	Low
July 31, 2010	$0.21	$0.21
April 30, 2010	N/A	N/A
January 31, 2010	N/A	N/A
October 31, 2009	N/A	N/A
July 31, 2009	N/A	N/A
April 30, 2009	N/A	N/A
January 31, 2009	$0.30	$0.10
October 31, 2008	$0.55	$0.05

The above quotations have been adjusted to reflect our 2-for-1 stock split effected February 9, 2009. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of October 22, 2010, we had 29 registered shareholders and 16,530,000 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales Of Unregistered Securities

All unregistered sales of equity securities during the year ended July 31, 2010 have been previously reported in our Current Reports on Form 8-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan Of Operation

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2010, we had cash on hand of $93,389 and a working capital deficit of $42,648. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

Results Of Operations

Summary of Year End Results
			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2010	July 31, 2009	(Decrease)
Revenue	$--	$--	n/a
Expenses	(69,263)	(68,238)	1.5%
Other Expenses	(363,659)	--	100%
Net Loss	$(432,922)	$(68,238)	534.4%

Revenues

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we are able to acquire a mineral property and subsequently enter into commercial production of a mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on a mineral property, or if such deposits are discovered, that we will enter into further exploration programs.

Operating Expenses

The major components of our operating expenses for the years ended July 31, 2010 and 2009 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2010	July 31, 2009	(Decrease)
General and Administrative	$12,520	$9,472	32.2%
Foreign Currency Loss (Gain)	5,484	(912)	701.3%
Management Fees	12,000	12,000	n/a
Mineral Property Costs	--	396	(100)%
Professional Services	33,259	41,282	(19.4)%
Rent	6,000	6,000	n/a
Total Operating Expenses	$69,263	$68,238	1.5%

The slight increase in our operating expenses from $68,238 during the fiscal year ended July 31, 2009, to $69,263 during the fiscal year ended July 31, 2010, is due to increases in general and administrative expenses and foreign currency loss. The increase in our operating expenses was partially offset by a decrease in professional services.

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

Liquidity And Capital Resources

Cash Flows

	Year Ended	Year Ended
	July 31, 2010	July 31, 2009
Net Cash Used In Operating Activities	$(42,686)	$(56,864)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	112,500	59,103
Net Increase in Cash During Period	$69,814	$2,239

Working Capital
	Year Ended	Year Ended	Percentage
	July 31, 2010	July 31, 2009	Increase / (Decrease)
Current Assets	$93,389	$23,905	290.7%
Current Liabilities	(136,037)	(127,790)	6.5%
Working Capital Deficit	$(42,648)	$(103,885)	(58.9)%

We had cash on hand of $93,389 and a working capital deficit of $42,648 as of July 31, 2010 compared to cash on hand of $23,575 and a working capital deficit of $103,885 as of July 31, 2009. Our working capital deficit decreased as a result of the fact that we raised $112,500 from the sale of convertible notes (the “Notes”), which were converted as follows: (a) on February 22, 2010, we issued 1,500,000 shares of our common stock upon conversion of the $75,000 of the Notes at a conversion price of $0.05 per share; and (b) on April 9, 2010 we issued 750,000 shares of our common stock upon conversion $37,500 of the Notes at a price of $0.05 per share.

Financing Requirements

Our ability to identify and acquire a mineral property is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We believe that debt financing will not be an alternative for funding the acquisition of a mineral property or the exploration of a mineral property. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

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

Mineral Property Costs

We have been in the exploration stage since our formation on April 25, 2007 and have not yet realized any revenues from our planned operations. We is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of our shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at July 31, 2010 and 2009;

3.	Statements of Operations for the years ended July 31, 2010 and July 31, 2009, and accumulated from inception on April 25, 2007 to July 31, 2010;

4.	Statements of Cash Flows for the years ended July 31, 2010 and July 31, 2009 and for the period from inception on April 25, 2007 to July 31, 2010;

5.	Statement of Stockholders’ Equity (Deficit) for the period from inception on April 25, 2007 through July 31, 2010; and

6.	Notes to the Financial Statements.

Contact Minerals Corp.
(An Exploration Stage Company)

July 31, 2010

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Contact Minerals Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2010 and 2009, and the related statement of operations, cash flows and stockholders' deficit for the years then ended and accumulated from April 25, 2007 (Date of Inception) to July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 25, 2007 (Date of Inception) to July 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 20, 2010

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	July 31,
	2010	2009
	$	$

ASSETS
Current Assets
Cash	93,389	23,575
Prepaid expenses	–	330
Total Assets	93,389	23,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(c))	96	92
Accrued liabilities	581	552
Due to related party (Note 3(b))	135,360	127,146
Total Liabilities	136,037	127,790
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued: 16,530,000 shares (2009 – 14,280,000 shares)	16,530	14,280
Additional Paid-in Capital	524,629	50,720
Donated Capital (Note 3(a))	59,881	41,881
Deficit Accumulated During the Exploration Stage	(643,688)	(210,766)
Total Stockholders’ Deficit	(42,648)	(103,885)
Total Liabilities and Stockholders’ Deficit	93,389	23,905

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	April 25, 2007	For the	For the
	(Date of Inception) to	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	37,102	12,520	9,472
Foreign currency loss (gain)	4,572	5,484	(912)
Management fees (Note 3(a))	39,000	12,000	12,000
Impairment of mineral property costs	5,000	–	–
Mineral property costs	14,978	–	396
Professional services	159,877	33,259	41,282
Rent (Note 3(a))	19,500	6,000	6,000

Total Operating Expenses	280,029	69,263	68,238

Loss from Operations	(280,029)	(69,263)	(68,238)

Other Expenses

Accretion of discount on convertible note (Note 4)	(112,500)	(112,500)	–
Loss on change in fair value of conversion feature (Note 4)	(251,159)	(251,159)	–

Net Loss	(643,688)	(432,922)	(68,238)

Net Loss Per Share – Basic and Diluted		(0.03)	–

Weighted Average Common Shares Outstanding		15,166,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From April 25, 2007	For the	For the
	(Date of Inception) to	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss for the period	(643,688)	(432,922)	(68,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	59,881	18,000	18,000
Accretion of discount on convertible note	112,500	112,500	–
Loss on change in fair value of derivative liability	251,159	251,159	–
Impairment of mineral property costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,823)	33	(4,263)
Due to related parties	76,257	8,214	(2,033)
Prepaid expenses	–	330	(330)
Net Cash Used in Operating Activities	(140,714)	(42,686)	(56,864)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	–	59,103
Proceeds from issuance of convertible notes	112,500	112,500	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	236,603	112,500	59,103
Increase in Cash	93,389	69,814	2,239
Cash – Beginning of Period	–	23,575	21,336
Cash – End of Period	93,389	93,389	23,575
Non-Cash Financing Activities
Conversion of debt into common shares	112,500	112,500	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Stock		During the
	Common	Par	Paid-In	Subscriptions	Donated	Exploration
	Stock	Value	Capital	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – April 25, 2007 (Date of Inception)	–	–	–	–	–	–	–
Shares issued for cash at $0.0005 per share	8,000,000	8,000	(4,000)	–	–	–	4,000
Shares issued for cash at $0.005 per share	4,800,000	4,800	19,200	(1,000)	–	–	23,000
Shares issued for cash at $0.025 per share	1,480,000	1,480	35,520	(3,750)	–	–	33,250
Donated services and rent	–	–	–	–	5,881	–	5,881
Net loss for the period	–	–	–	–	–	(18,676)	(18,676)
Balance – July 31, 2007	14,280,000	14,280	50,720	(4,750)	5,881	(18,676)	47,455
Subscription received	–	–	–	4,750	–	–	4,750
Donated services and rent	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(123,852)	(123,852)
Balance – July 31, 2008	14,280,000	14,280	50,720	–	23,881	(142,528)	(53,647)
Donated services and rent	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(68,238)	(68,238)
Balance – July 31, 2009	14,280,000	14,280	50,720	–	41,881	(210,766)	(103,885)
Shares issued upon conversion of convertible notes	2,250,000	2,250	110,250	–	–	–	112,500
Fair value of conversion feature on convertible notes	–	–	363,659	–	–	–	363,659
Donated services and rent	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(432,922)	(432,922)
Balance – July 31, 2010	16,530,000	16,530	524,629	–	59,881	(643,688)	(42,648)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Exploration Stage Company

Contact Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2007. The Company is an Exploration Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2010 the Company has a working capital deficiency of $42,648 and has accumulated losses of $643,688 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which to carry out exploration activities. The Company is unable to provide an estimate of the exact financial needs for the next twelve months but as at July 31, 2010, the Company has cash on hand of $93,389 and a working capital deficit of $42,648. As such, the Company will require additional financing in the near future in order to meet its current obligations and to continue operations.

On January 8, 2009, the board of directors of the Company approved a private placement offering of up to $150,000 of 10% Convertible Notes (the "Offering"). The Company may pay a commission or finders fee of up to 10% of the Offering proceeds. The proceeds has been used to fund the Company’s business and for working capital purposes. During the fiscal year ended July 31, 2010, the Company received $112,500 under subscriptions for Convertible Notes that were converted into 2,250,000 shares of the Company's common stock. The Company will pursue the remaining private placement offering of $37,500 in the future. Refer to Note 4.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of donated services and rent, fair value measurements and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non- monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2010, there were no potentially dilutive securities outstanding.

	f)	Fair Value of Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, and due to related party. The fair value of our cash equivalents when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

During the fiscal year ended July 31, 2010, the Company valued convertible notes based on "Level 2" inputs, consisting of model-derived valuations in which significant inputs are derived from observable market data.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2010
	$	$	$	$

Assets:
Cash	93,389	–	–	93,389

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of July 31, 2010.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	g)	Long-lived Assets

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

The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

	k)	Comprehensive Income

As at July 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2009-05 amends the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective on September 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions and Balances

a)

During the fiscal year ended July 31, 2010, the Company recognized a total of $12,000 (2009 - $12,000) for donated services at $1,000 per month and $6,000 (2009 - $6,000) for donated rent at $500 per month provided by the President of the Company.

b)

As at July 31, 2010, the Company is indebted to the President of the Company for $135,360 (2009 – $127,146) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

As at July 31, 2010, the Company is indebted to a relative of President of the Company for CDN$100 (US$96) (2009 – CDN$100 (US$92)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

4.	Convertible Notes

During the fiscal year ended July 31, 2010, the Company issued $112,500 of secured Convertible Notes (“the Notes”). The Notes were due on January 31, 2011, bore interest at 10% per annum payable annually and were convertible into shares of common stock at the lesser of $0.05 per share or 75% of the average market price of the Company’s shares of common stock for the ten trading days immediately preceding the date of conversion.

The Company determined that the conversion features of the Notes met the criteria of embedded derivatives in accordance with ASC 815. The debt did not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt was not fixed. The Company calculated the fair value of the conversion features and recognized a discount of $112,500.

On February 22, 2010 and April 9, 2010, the Company issued 1,500,000 and 750,000 shares of common stock, respectively, upon conversion of the Notes at $0.05 per share. (Refer to Note 5).

During the year ended July 31, 2010, the Company recorded accretion expense of $112,500, and recognized a loss on the change in the fair value of the conversion features of $251,159. The Company recorded the fair value of the conversion features of $363,659 on the date of conversion in additional paid-in capital.

5.	Common Stock

	a)	On April 9, 2010, the Company issued 750,000 shares of common stock upon the conversion of $37,500 of the Notes referred to in Note 4.

	b)	On February 22, 2010, the Company issued 1,500,000 shares of common stock upon the conversion of $75,000 of the Notes referred to in Note 4.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the combined statutory United States federal and state income tax rates of 35% to income (loss) before taxes follows:

	July 31,	July 31,
	2010	2009
Income tax recovery at statutory rate	$(151,520)	$(23,880)
Permanent differences	133,580	6,300
Change in valuation allowance	17,940	17,580
Provision for income taxes	$–	$–

The components of the net deferred income tax asset at July 31, 2010 and 2009 consist of:

	July 31,	July 31,
	2010	2009
Net operating loss carry-forward	$(75,280)	$(57,340)
Valuation allowance	75,280	57,340
Net deferred income tax asset	$–	$–

At July 31, 2010, the Company has net operating loss carry-forwards of $215,091 which expire between fiscal 2027 and 2030. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2010, the Company did not have any independent directors on its audit committee and did not have a policy on fraud. The Company does not believe that a whistleblower policy is necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management’s override of existing controls is possible given the small size of the organization and lack of personnel.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than a remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Kerry J. McCullagh	53	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh President, Secretary, Treasurer, CEO & CFO	2010 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We do not currently pay our directors or officers any salary or consulting fee. We recognize donated services of $1,000 per month for the services provided by Mr. McCullagh.

Outstanding Equity Awards At Fiscal Year-End

As at July 31, 2010, we had no outstanding equity awards.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 22, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Kerry J. McCullagh CEO, CFO, President, Secretary, Treasurer & Director	7,000,000 Shares (direct)	42.3%
Common Stock	All Officers and Directors as a Group (1 person)	7,000,000 Shares	42.3%
5% SHAREHOLDERS
Common Stock	Kerry J. McCullagh CEO, CFO, President, Secretary, Treasurer & Director 595 Hornby Street, Suite 706, Vancouver, BC V6C 2E8	7,000,000 Shares (direct)	42.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 22, 2010. As of October 22, 2010, there were 16,530,000 shares of our common stock issued and outstanding.

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

As at July 31, 2010, we are indebted to Mr. Kerry J. McCullagh $135,360 (2009 - $127,146) for advances and expenses incurred on our behalf. The amount is non-interest bearing, unsecured and due on demand.

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

Canadian National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company to disclose annually on our Annual Report certain information concerning corporate governance.

Board of Directors

Our Board of Directors is currently comprised of one member, Mr. McCullagh. Mr McCullagh is not “independent”, as that term is defined in Nation Instrument 52-110, due to the fact that he is our sole executive officer.

Directorships

Mr. McCullagh is not currently a director or officer of any other reporting issuer (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

Mr. McCullagh provides an overview of the our business activities, systems and business plan to all new directors. New director candidates have free access to any of our records, employees or senior management in order to conduct their own due diligence and will be briefed on the strategic plans, short, medium and long term corporate objectives, business risks and mitigation strategies, corporate governance guidelines and existing policies of the Company. Directors are encouraged to update their skills and knowledge by taking courses and attending professional seminars.

Ethical Business Conduct

Our sole director believes good corporate governance is an integral component to the success of the Company and to meet responsibilities to shareholders. Generally, our sole director has found that the fiduciary duties placed on individual directors by the Company’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board of Directors in which the director has an interest have been sufficient to ensure that the Board of Directors operates independently of management and in the best interests of the Company.

Our sole director is also responsible for applying governance principles and practices, and tracking development in corporate governance, and adapting “best practices” to suit the needs of the Company. The sole director may also be directors and officers of other companies, and conflicts of interest may arise between their duties. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as applicable under the Nevada Revised Statutes.

Nomination of Directors

Our sole director has not formed a nominating committee or similar committee to assist him with the nomination of directors for the Company. Our sole director considers the size of the Board of Directors to be too small to warrant creation of such a committee; and our sole director has contacts he can draw upon to identify new members of the Board of Directors as needed from time to time.

Our sole director will continually assess the size, structure and composition of the Board of Directors, taking into consideration its current strengths, skills and experience, proposed retirements and the requirements and strategic direction of the Company. As required, directors will recommend suitable candidates for consideration as members of the Board of Directors.

Assessments

Our sole director has not implemented a process for assessing his effectiveness. As a result of our small size and stage of development, our sole director considers a formal assessment process to be inappropriate at this time. Our sole director plans to continue evaluating his own effectiveness on an ad hoc basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended July 31, 2010	Year Ended July 31, 2009
Audit Fees	$13,283	$14,542
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$13,283	$14,542

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)
3.3	Bylaws.(1)
4.1	Form of Convertible Note.(4)
10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)
10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)

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

CONTACT MINERALS CORP.

Date:	October 29, 2010	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 29, 2010	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)
Director