Form 10-Q
period 2010-10-31
Contact Minerals Corp.
filed 2010-12-13
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
[X]Yes     [ ] No

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
[X]Yes       [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of December 6, 2010, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

Contact Minerals Corp.
(An Exploration Stage Company)

October 31, 2010

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2010	2010
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	94,064	93,389
Total Assets	94,064	93,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(a))	2,739	96
Accrued liabilities	14,882	581
Due to related party (Note 3(b))	136,818	135,360
Total Liabilities	154,439	136,037
Contingencies (Note 1)
Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional Paid-in Capital	524,629	524,629
Donated Capital (Note 3(c))	64,381	59,881
Deficit Accumulated During the Exploration Stage	(665,915)	(643,688)
Total Stockholders’ Deficit	(60,375)	(42,648)
Total Liabilities and Stockholders’ Deficit	94,064	93,389

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three months	Three months
	(Date of Inception) to	Ended	Ended
	October 31,	October 31,	October 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	40,865	3,763	7,000
Foreign currency loss	5,279	707	1,248
Management fees (Note 3(a))	42,000	3,000	3,000
Impairment of mineral property costs	5,000	–	–
Mineral property costs	14,978	–	–
Professional services	173,134	13,257	11,573
Rent (Note 3(a))	21,000	1,500	1,500

Total Operating Expenses	302,256	22,227	24,321

Loss from Operations	(302,256)	(22,227)	(24,321)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	–
Loss on change in fair value of conversion feature	(251,159)	–	–

Net Loss	(665,915)	(22,227)	(24,321)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Common Shares Outstanding		16,530,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated	For the	For the
	From April 25, 2007	Three months	Three months
	(Date of Inception) to	Ended	Ended
	October 31,	October 31,	October 31,
	2010	2010	2009
	$	$	$
Operating Activities
Net loss for the period	(665,915)	(22,227)	(24,321)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	64,381	4,500	4,500
Accretion of discount on convertible note	112,500	–	–
Loss on change in fair value of derivative liability	251,159	–	–
Impairment of mineral property costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,121	16,944	12,367
Due to related parties	76,257	–	3,499
Prepaid expenses	–	–	330
Net Cash Used in Operating Activities	(141,497)	(783)	(3,625)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	–	–
Proceeds from issuance of convertible notes	112,500	–	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	236,603	–	–
Effect of exchange rate changes on cash	1,458	1,458	–
Increase (decrease) in Cash	94,064	675	(3,625)
Cash – Beginning of Period	–	93,389	23,575
Cash – End of Period	94,064	94,064	19,950
Non-Cash Financing Activities
Conversion of debt into common shares	112,500	–	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Exploration Stage Company

Contact Minerals Corp. (“the Company”) was incorporated in the State of Nevada on April 25, 2007. The Company is an Exploration Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises. The Company’s principal business is the acquisition and exploration of mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2010 the Company has a working capital deficiency of $60,375 and has accumulated losses of $665,915 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

	b)	Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2010 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end July 31, 2010 as reported on Form 10-K, have been omitted.

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

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Foreign Currency Translation

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

	f)	Basic and Diluted Net Income (Loss) Per Share

Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2010, there were no potentially dilutive securities outstanding.

	g)	Fair Value of Financial Instruments

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

The financial instruments consist principally of cash, accounts payable, and due to related party. The fair value of our cash equivalents when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Fair Value of Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2010 and July 31, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	October 31, 2010	July 31, 2010
	$	$	$	$	$

Assets:
Cash	94,064	–	–	94,064	93,389

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2010, and July 31, 2010.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

h)	Long-lived Assets

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

	l)	Comprehensive Income

As at October 31, 2010 and 2009, the Company has no items that represent accumulated comprehensive loss and, therefore, has not included a schedule of accumulated comprehensive loss in the financial statements.

	m)	Recently Issued Accounting Pronouncements

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

a)

As at October 31, 2010, the Company is indebted to a relative of President of the Company for CDN$100 (US$98) (July 31, 2010 – CDN$100 (US$96)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at October 31, 2010, the Company is indebted to the President of the Company for $136,818 (July 31, 2010 – $135,360) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the three month period ended October 31, 2010, the Company recognized a total of $3,000 (2009 - $3,000) for donated services at $1,000 per month and $1,500 (2009 - $1,500) for donated rent at $500 per month provided by the President of the Company.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2010, we had cash on hand of $94,064 and a working capital deficit of $60,375. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended October 31,		Percentage
	2010	2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(22,227)	(24,321)	(8.6)%
Net Loss	$(22,227)	$(24,321)	(8.6)%

Revenues

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of a mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will acquire an interest in a mineral property, discover proven reserves on such mineral property, or if such deposits are discovered, that we will enter into further exploration programs.

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2010 and 2009 consisted of the following:

	Three Months	Three Months	Percentage
	Ended October 31,	Ended October 31,	Increase /
	2010	2009	(Decrease)
General and Administrative	$3,763	$7,000	(46.2)%
Foreign Currency Loss	707	1,248	(43.3)%
Management Fees	3,000	3,000	0.0%
Professional Services	13,257	11,573	14.6%
Rent	1,500	1,500	0.0%
Total Operating Expenses	$22,227	$24,321	(8.6)%

The decrease in expenses during the three month period ended Oct 31, 2010 is primarily a result of a decrease in general administrative and foreign currency expenses. These decreases were partially offset by a slight increase professional services.

Professional services primarily consist of legal and accounting fees in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. During the three months ended October 31, 2010 and 2009, we recognized a total of $3,000 for donated management fees and $1,500 for donated rent provided by our sole executive officer and director.

We anticipate that our expenses will increase significantly if we are able to identify and acquire an interest in a mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At October 31, 2010	At July 31, 2010	Increase / (Decrease)
Current Assets	$94,064	$93,369	0.7%
Current Liabilities	(154,439)	(136,037)	13.5%
Working Capital Deficit	$(60,375)	$(42,668)	41.5%

Cash Flows

	Three Months Ended October 31,
	2010	2009
Cash Flows (Used In) Operating Activities	$(783)	$(3,625)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	-	-
Increase (Decrease) In Cash	$(783)	$(3,625)

We had cash on hand of $94,064 and a working capital deficit of $60,375 as at October 31, 2010 compared to cash on hand of $93,369 and a working capital deficit of $42,668 as at July 31, 2010. Our working capital deficit increased as a result of an increase in accounts payable and amounts due to related parties as a result of our lack of capital to meet ongoing expenditures.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010 (the “2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2010, we had cash in the amount of $94,064. In October 2008, we determined to allow our interest in the Triune Property to lapse. Accordingly, we plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining financing. Obtaining financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of financing unavailable to us. There are no assurances that we will be able to obtain financing on terms satisfactory to us.

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

Assuming that we are able to acquire an interest in a mineral property, if an exploration program is successful in discovering proven reserves on a mineral property, we will require additional funds in order to place the mineral property into commercial production. The expenditures to be made by us in the exploration of a mineral property in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves. The funds required for commercial mineral production can range from several million to hundreds of millions. We currently do not have sufficient funds to place a mineral property into commercial production. Obtaining financing would be subject to a number of factors, including the market prices for gold, silver, copper and iron, and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of financing unavailable to us. Because we will need financing to acquire a mineral property and to fund our exploration activities, there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because we anticipate that our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Assuming that we are able to acquire an interest in a mineral property, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate revenues from the exploration of a mineral property, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

Assuming that we are able to acquire an interest in a mineral property, the search for valuable minerals involves numerous hazards and risks normally incident to exploring for and developing mineral properties. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions, industrial accidents, and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards and have no plans to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If we receive positive results from an exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

Assuming that we are able to acquire an interest in a mineral property, if we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

CONTACT MINERALS CORP.

Date:	December 13, 2010	By:	/s/ Kerry J McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)