Form 10-Q
period 2011-01-31
Contact Minerals Corp.
filed 2011-03-07
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ x ] Yes     [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [ ] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ x ] Yes     [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 3, 2011, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

Contact Minerals Corp.
(An Exploration Stage Company)

January 31, 2011
Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	July 31,
	2011	2010
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	71,965	93,389
Total Assets	71,965	93,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(a))	100	96
Accrued liabilities	599	581
Due to related party (Note 3(b))	139,200	135,360
Total Liabilities	139,899	136,037
Contingencies (Note 1)
Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional Paid-in Capital	524,629	524,629
Donated Capital (Note 3(c))	68,881	59,881
Deficit Accumulated During the Exploration Stage	(677,974)	(643,688)
Total Stockholders’ Deficit	(67,934)	(42,648)
Total Liabilities and Stockholders’ Deficit	71,965	93,389

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	April 25, 2007	Three Months	Three Months	Six Months	Six Months
	(date of inception)	Ended	Ended	Ended	Ended
	to January 31,	January 31,	January 31,	January 31,	January 31,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	42,210	1,345	1,044	5,108	8,044
Foreign currency loss	6,687	1,408	966	2,115	2,214
Management fees (Note 3(c))	45,000	3,000	3,000	6,000	6,000
Impairment of mineral property costs	5,000	–	–	–	–
Mineral property costs	14,978	–	–	–	–
Professional services	177,940	4,806	4,718	18,063	16,291
Rent (Note 3(c))	22,500	1,500	1,500	3,000	3,000

Total Operating Expenses	314,315	12,059	11,228	34,286	35,549

Loss from Operations	(314,315)	(12,059)	(11,228)	(34,286)	(35,549)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	–	–	–
Loss on change in fair value of conversion feature	(251,159)	–	–	–	–

Net Loss	(677,974)	(12,059)	(11,228)	(34,286)	(35,549)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		16,530,000	14,280,000	16,530,000	14,280,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated	For the	For the
	From April 25, 2007	Six months	Six months
	(Date of Inception) to	Ended	Ended
	January 31,	January 31,	January 31,
	2011	2011	2010
	$	$	$
Operating Activities
Net loss for the period	(677,974)	(34,286)	(35,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	68,881	9,000	9,000
Accretion of discount on convertible note	112,500	–	–
Loss on change in fair value of derivative liability	251,159	–	–
Impairment of mineral property costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,823)	–	1,159
Due to related parties	76,257	–	3,747
Prepaid expenses	–	–	330
Net Cash Used in Operating Activities	(166,000)	(25,286)	(21,313)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	–	–
Loan payable	–	–	75,000
Proceeds from issuance of convertible notes	112,500	–	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	236,603	–	75,000
Effect of exchange rate changes on cash	3,862	3,862	–
Increase (decrease) in Cash	71,965	(21,424)	53,687
Cash – Beginning of Period	–	93,389	23,575
Cash – End of Period	71,965	71,965	77,262
Non-Cash Financing Activities
Conversion of debt into common shares	112,500	–	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2011 the Company has a working capital deficiency of $67,934 and has accumulated losses of $677,974 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

	f)	Basic and Diluted Net Income (Loss) Per Share

Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2011, there were no potentially dilutive securities outstanding.

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

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Fair Value of Financial Instruments (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2011 and July 31, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	January 31, 2011	July 31, 2010
	$	$	$	$	$

Assets:
Cash	71,965	–	–	71,965	93,389

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of January 31, 2011, and July 31, 2010.

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

As at January 31, 2011 and 2010, the Company has no items that represent accumulated comprehensive loss and, therefore, has not included a schedule of accumulated comprehensive loss in the financial statements.

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

a)

As at January 31, 2011, the Company is indebted to a relative of President of the Company for CDN$100 (US$100) (July 31, 2010 – CDN$100 (US$96)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at January 31, 2011, the Company is indebted to the President of the Company for $139,200 (July 31, 2010 – $135,360) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the six month period ended January 31, 2011, the Company recognized a total of $6,000 (2010 - $6,000) for donated services at $1,000 per month and $3,000 (2010 - $3,000) for donated rent at $500 per month provided by the President of the Company.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at January 31, 2011, we had cash on hand of $71,965 and a working capital deficit of $67,934. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(12,059)	(11,228)	7.4%	(34,286)	(35,549)	(3.6)%
Net Loss	$(12,059)	$(11,228)	7.4%	$(34,286)	$(35,549)	(3.6)%

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

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2011 and 2010 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
General and Administrative	$1,345	$1,044	28.8%	$5,108	$8,044	(36.5)%
Foreign Currency Loss (Gain)	1,408	966	45.8%	2,115	2,214	(4.5)%
Management Fees	3,000	3,000	n/a	6,000	6,000	n/a
Professional Services	4,806	4,718	1.9%	18,063	16,291	10.9%
Rent	1,500	1,500	n/a	3,000	3,000	n/a

Total Expenses	$12,059	$11,228	7.4%	$34,286	$35,549	(3.6)%

The increase in expenses during the three months ended January 31, 2011 is primarily a result of increases in general administrative expenses, foreign currency loss and professional services.

The decrease in expenses during the six months ended January 31, 2011 is primarily a result of a slight foreign currency gain and a decrease in general administrative expenses. The decrease in expenses was partially offset by an increase in professional services.

Professional services primarily consist of legal and accounting fees in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. During the six months ended January 31, 2011 and 2010, we recognized a total of $6,000 for donated management fees and $3,000 for donated rent provided by our sole executive officer and director.

We anticipate that our expenses will increase significantly if we are able to identify and acquire an interest in a mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2011	At July 31, 2010	Increase / (Decrease)
Current Assets	$71,965	$93,389	(22.9)%
Current Liabilities	(139,899)	(136,037)	2.8%
Working Capital Deficit	$(67,934)	$(42,648)	59.3%

Cash Flows
	Six Months Ended January 31,
	2011	2010
Cash Flows (Used In) Operating Activities	$(25,286)	$(21,313)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	-	75,000
Increase (Decrease) In Cash	$(21,424)	$53,687

We had cash on hand of $71,965 and a working capital deficit of $67,934 as at January 31, 2011 compared to cash on hand of $93,389 and a working capital deficit of $42,648 as at July 31, 2010. Our working capital deficit increased as a result of decrease in cash in order to meet ongoing operating expenses and increases in accounts payable and amounts due to related parties.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2011, and for all periods presented in the attached financial statements, have been included. Interim results for the six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010 (the “2010 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of January 31, 2011, we had cash in the amount of $71,965. In October 2008, we determined to allow our interest in the Triune Property to lapse. Accordingly, we plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining financing. Obtaining financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of financing unavailable to us. There are no assurances that we will be able to obtain financing on terms satisfactory to us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)
3.3	Bylaws.(1)

Exhibit
Number	Description of Exhibit

4.1	Form of Convertible Note.(4)
10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)
10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	March 7, 2011	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)