Form 10-K
period 2011-07-31
Contact Minerals Corp.
filed 2011-10-06
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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
Yes [X]     No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,096,600, as of January 31, 2011, based on a price of $0.22, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 3, 2011, the Registrant had 16,530,000 shares of common stock outstanding.

CONTACT MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2011
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

If we do not obtain additional financing, our business will fail

As of July 31, 2011, we had cash in the amount of $62,629. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

Kerry J. McCullagh, our sole executive officer and sole director, controls 42% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. McCullagh is able to significantly influence who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McCullagh may not be, at all times, the same as those of other shareholders. Since Mr. McCullagh is not simply a passive investor but is also our sole executive officer, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact which may be disadvantageous to minority shareholders.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol “CNTM”. The high and the low prices for our shares for each quarter of our last two fiscal quarters of actual trading were:

Quarter Ended	High	Low
July 31, 2011	$0.25	$0.21
April 30, 2011	$0.22	$0.21
January 31, 2011	$0.22	$0.22
October 31, 2010	$0.22	$0.21
July 31, 2010	$0.21	$0.21
April 30, 2010	N/A	N/A
January 31, 2010	N/A	N/A
October 31, 2009	N/A	N/A

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of October 3, 2011, we had 29 registered shareholders and 16,530,000 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Plan Of Operation

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2011, we had cash on hand of $62,629 and a working capital deficit of $83,569. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

Results Of Operations

Summary of Year End Results
			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2011	July 31, 2010	(Decrease)
Revenue	$-	$-	n/a
Expenses	(58,921)	(69,263)	(14.9)%
Other Expenses	-	(363,659)	(100)%
Net Loss	$(58,921)	$(432,922)	(86.4)%

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

Operating Expenses

The major components of our operating expenses for the years ended July 31, 2011 and 2010 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2011	July 31, 2010	(Decrease)
General and Administrative	$7,997	$12,520	(36.1)%
Foreign Currency Loss	6,166	5,484	12.4%
Management Fees	12,000	12,000	0.0%
Mineral Property Costs	-	-	0.0%
Professional Services	26,758	33,259	(19.5)%
Rent	6,000	6,000	0.0%
Total Operating Expenses	$58,921	$69,263	(14.9)%

The decrease in our operating expenses from $69,263, during the fiscal year ended July 31, 2010, to $58,921, during the fiscal year ended July 31, 2011, is due to decreases in general and administrative expenses and professional services. This amount was partially offset by an increase in foreign currency loss.

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

Liquidity And Capital Resources

Cash Flows
	Year Ended	Year Ended
	July 31, 2011	July 31, 2010
Net Cash Used In Operating Activities	$(40,921)	$(42,686)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	-	112,500
Effect of Exchange Rate Changes on Cash	10,161	-
Increase (Decrease) in Cash During Period	$(30,760)	$69,814

Working Capital
	Year Ended	Year Ended	Percentage
	July 31, 2011	July 31, 2010	Increase / (Decrease)
Current Assets	$62,629	$93,389	(32.9)%
Current Liabilities	(146,198)	(136,037)	7.5%
Working Capital Deficit	$(83,569)	$(42,648)	96.0%

We had cash on hand of $62,629 and a working capital deficit of $83,569 as of July 31, 2011 compared to cash on hand of $93,389 and a working capital deficit of $42,648 as of July 31, 2010. Our working capital deficit increased due to the fact that we had: (i) no sources of financing during the year ended July 31, 2011; and (ii) an increase in amounts due to related parties.

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

Mineral Property Costs

We have been in the exploration stage since our formation on April 25, 2007 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of our shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at July 31, 2011 and 2010;

3.	Statements of Operations for the years ended July 31, 2011 and July 31, 2010, and accumulated from inception on April 25, 2007 to July 31, 2011;

4.	Statements of Cash Flows for the years ended July 31, 2011 and July 31, 2010 and for the period from inception on April 25, 2007 to July 31, 2011;

5.	Statement of Stockholders’ Deficit for the period from inception on April 25, 2007 through July 31, 2011; and

6.	Notes to the Financial Statements.

Contact Minerals Corp.
(An Exploration Stage Company)

July 31, 2011

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Contact Minerals Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2011 and 2010, and the related statement of operations, cash flows and stockholders' deficit for the years then ended and accumulated from April 25, 2007 (Date of Inception) to July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 25, 2007 (Date of Inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 29, 2011

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31	July 31,
	2011	2010
	$	$
ASSETS
Current Assets
Cash	62,629	93,389
Total Assets	62,629	93,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(a))	104	96
Accrued liabilities	628	581
Due to related party (Note 3(b))	145,466	135,360
Total Liabilities	146,198	136,037

Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional Paid-in Capital	524,629	524,629
Donated Capital (Note 3(c))	77,881	59,881
Deficit Accumulated During the Exploration Stage	(702,609)	(643,688)
Total Stockholders’ Deficit	(83,569)	(42,648)
Total Liabilities and Stockholders’ Deficit	62,629	93,389

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	April 25, 2007	Year	Year
	(date of inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	45,099	7,997	12,520
Foreign currency loss	10,738	6,166	5,484
Management fees (Note 3(c))	51,000	12,000	12,000
Impairment of mineral property costs	5,000	–	–
Mineral property costs	14,978	–	–
Professional services	186,635	26,758	33,259
Rent (Note 3(c))	25,500	6,000	6,000

Total Operating Expenses	338,950	58,921	69,263

Loss from Operations	(338,950)	(58,921)	(69,263)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	(112,500)
Loss on change in fair value of conversion feature	(251,159)	–	(251,159)

Net Loss	(702,609)	(58,921)	(432,922)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.03)

Weighted Average Shares Outstanding		16,530,000	15,166,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	April 25, 2007	Year	Year
	(date of inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2011	2011	2010
	$	$	$
Operating Activities
Net loss for the period	(702,609)	(58,921)	(432,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	77,881	18,000	18,000
Accretion of discount on convertible note	112,500	–	112,500
Loss on change in fair value of derivative liability	251,159	–	251,159
Impairment of mineral property costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,823)	–	33
Due to related parties	76,257	–	8,214
Prepaid expenses	–	–	330
Net Cash Used in Operating Activities	(181,635)	(40,921)	(42,686)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	–	–
Proceeds from issuance of convertible notes	112,500	–	112,500
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	236,603	–	112,500
Effect of exchange rate changes on cash	10,161	10,161	–
Increase (Decrease) in Cash	62,629	(30,760)	69,814
Cash – Beginning of Period	–	93,389	23,575
Cash – End of Period	62,629	62,629	93,389
Non-Cash Financing Activities
Conversion of debt into common shares	112,500	–	112,500
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Stock		During the
	Common	Par	Paid-In	Subscriptions	Donated	Exploration
	Stock	Value	Capital	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – April 25, 2007 (Date of Inception)	–	–	–	–	–	–	–
Shares issued for cash at $0.0005 per share	8,000,000	8,000	(4,000)	–	–	–	4,000
Shares issued for cash at $0.005 per share	4,800,000	4,800	19,200	(1,000)	–	–	23,000
Shares issued for cash at $0.025 per share	1,480,000	1,480	35,520	(3,750)	–	–	33,250
Donated services and rent	–	–	–	–	5,881	–	5,881
Net loss for the period	–	–	–	–	–	(18,676)	(18,676)
Balance – July 31, 2007	14,280,000	14,280	50,720	(4,750)	5,881	(18,676)	47,455
Subscription received	–	–	–	4,750	–	–	4,750
Donated services and rent	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(123,852)	(123,852)
Balance – July 31, 2008	14,280,000	14,280	50,720	–	23,881	(142,528)	(53,647)
Donated services and rent	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(68,238)	(68,238)
Balance – July 31, 2009	14,280,000	14,280	50,720	–	41,881	(210,766)	(103,885)
Shares issued upon conversion of convertible notes	2,250,000	2,250	110,250	–	–	–	112,500
Fair value of conversion feature on convertible notes	–	–	363,659	–	–	–	363,659
Donated services and rent	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(432,922)	(432,922)
Balance – July 31, 2010	16,530,000	16,530	524,629	–	59,881	(643,688)	(42,648)
Donated services and rent	–	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	–	(58,921)	(58,921)
Balance – July 31, 2011	16,530,000	16,530	524,629	–	77,881	(702,609)	(83,569)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2011 the Company has a working capital deficiency of $83,569 and has accumulated losses of $702,609 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

e)	Basic and Diluted Net Income (Loss) Per Share

Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2011, there were no potentially dilutive securities outstanding.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2011 and 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2011	July 31, 2010
	$	$	$	$	$

Assets:
Cash	62,629	–	–	62,629	93,389

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of July 31, 2011, and 2010.

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

As at July 31, 2011 and 2010, the Company has no items that represent accumulated other comprehensive loss and, therefore, has not included a schedule of other accumulated comprehensive loss in the financial statements.

	l)	Recently Issued Accounting Pronouncements

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

a)

As at July 31, 2011, the Company is indebted to a relative of President of the Company for $104 (CDN$100) (2010 – $96 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at July 31, 2011, the Company is indebted to the President of the Company for $145,466 (2010 – $135,360) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the fiscal year ended July 31, 2011, the Company recognized a total of $12,000 (2010 - $12,000) for donated services at $1,000 per month and $6,000 (2010 - $6,000) for donated rent at $500 per month provided by the President of the Company.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

4.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the combined statutory United States federal and state income tax rates of 35% to income (loss) before taxes follows:

	July 31,	July 31,
	2011	2010
Income tax recovery at statutory rate	$(20,620)	$(151,520)
Permanent differences	6,310	133,580
Change in valuation allowance	14,310	17,940
Provision for income taxes	$–	$–

The components of the net deferred income tax asset at July 31, 2011 and 2010 consist of:

	July 31,	July 31,
	2011	2010
Net operating loss carry-forward	$(89,590)	$(75,280)
Valuation allowance	89,590	75,280
Net deferred income tax asset	$–	$–

At July 31, 2011, the Company has net operating loss carry-forwards of $256,012 which expire between fiscal 2028 and 2031. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2011, the Company did not have any independent directors on its audit committee and did not have a policy on fraud. The Company does not believe that a whistleblower policy is necessary given the small size of the organization.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal controls over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Kerry J. McCullagh	54	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

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

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh President, Secretary, Treasurer, CEO & CFO	2011 2010	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We do not currently pay our directors or officers any salary or consulting fee. We recognize donated services of $1,000 per month for the services provided by Mr. McCullagh.

Outstanding Equity Awards At Fiscal Year-End

As at July 31, 2011, we had no outstanding equity awards.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 3, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 3, 2011. As of October 3, 2011, there were 16,530,000 shares of our common stock issued and outstanding.

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

As at July 31, 2011, we are indebted to Mr. Kerry J. McCullagh $145,466 (2010 - $135,360) for advances and expenses incurred on our behalf. The amount is non-interest bearing, unsecured and due on demand.

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

Orientation and Continuing Education

Mr. McCullagh provides an overview of our business activities, systems and business plan to all new directors. New director candidates have free access to any of our records, employees or senior management in order to conduct their own due diligence and will be briefed on the strategic plans, short, medium and long term corporate objectives, business risks and mitigation strategies, corporate governance guidelines and existing policies of the Company. Directors are encouraged to update their skills and knowledge by taking courses and attending professional seminars.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended July 31, 2011	Year Ended July 31, 2010
Audit Fees	$14,560	$13,283
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,560	$13,283

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)
3.3	Bylaws.(1)
4.1	Form of Convertible Note.(4)
10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)
10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	October 5, 2011	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 5, 2011	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)
Director