Form 10-Q
period 2011-10-31
Contact Minerals Corp.
filed 2011-12-13
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
[X] Yes     [   ] No

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
As of December 13, 2011, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

Contact Minerals Corp.
(An Exploration Stage Company)

October 31, 2011

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31	July 31,
	2011	2011
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	45,589	62,629
Total Assets	45,589	62,629

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(a))	3,863	104
Accrued liabilities	1,950	628
Due to related party (Note 3(b))	139,827	145,466
Total Liabilities	145,640	146,198

Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional Paid-in Capital	524,629	524,629
Donated Capital (Note 3(c))	82,381	77,881
Deficit Accumulated During the Exploration Stage	(723,591)	(702,609)
Total Stockholders’ Deficit	(100,051)	(83,569)
Total Liabilities and Stockholders’ Deficit	45,589	62,629

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three Months	Three Months
	(date of inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	50,509	5,410	3,763
Foreign currency loss (gain)	7,060	(3,678)	707
Management fees (Note 3(c))	54,000	3,000	3,000
Impairment of mineral property acquisition costs	5,000	–	–
Mineral property exploration costs	17,752	2,774	–
Professional services	198,611	11,976	13,257
Rent (Note 3(c))	27,000	1,500	1,500

Total Operating Expenses	359,932	20,982	22,227

Loss from Operations	(359,932)	(20,982)	(22,227)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	–
Loss on change in fair value of conversion feature	(251,159)	–	–

Net Loss	(723,591)	(20,982)	(22,227)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding		16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three Months	Three Months
	(date of inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2011	2011	2010
	$	$	$
Operating Activities
Net loss for the period	(723,591)	(20,982)	(22,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	82,381	4,500	4,500
Accretion of discount on convertible note	112,500	–	–
Loss on change in fair value of derivative liability	251,159	–	–
Impairment of mineral property acquisition costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,258	5,081	16,944
Due to related parties	70,618	(5,639)	–
Prepaid expenses	–	–	–
Net Cash Used in Operating Activities	(198,675)	(17,040)	(783)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related party	59,103	–	–
Proceeds from issuance of convertible notes	112,500	–	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	236,603	–	–
Effect of exchange rate changes on cash	10,161	–	1,458
Increase (Decrease) in Cash	45,589	(17,040)	675
Cash – Beginning of Period	–	62,629	93,389
Cash – End of Period	45,589	45,589	94,064
Non-Cash Financing Activities
Conversion of debt into common shares	112,500	–	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature and Continuance of Business

Contact Minerals Corp. (“the Company”) was incorporated in the State of Nevada on April 25, 2007. The Company is an Exploration Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises. The Company’s principal business is the acquisition and exploration of mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its President, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2011 the Company has a working capital deficiency of $100,051 and has accumulated losses of $723,591 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

	b)	Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2011 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end July 31, 2011 as reported on Form 10-K, have been omitted

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

	f)	Basic and Diluted Net Income (Loss) Per Share

Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2011, there were no potentially dilutive securities outstanding.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2011 and July 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	October 31, 2011	July 31, 2011
	$	$	$	$	$

Assets:
Cash	45,589	–	–	45,589	62,629

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2011, and July 31, 2011.

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

The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at the end of each financial reporting period When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized and subsequently amortized using the units-of-production method over the estimated life of the estimated reserves to which they relate.

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

As at October 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions

a)

As at October 31, 2011, the Company is indebted to a relative of President of the Company for $100 (CDN$100) (July 31, 2011 – $107 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at October 31, 2011, the Company is indebted to the President of the Company for $139,827 (July 31, 2011 – $145,466) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the three months ended October 31, 2011, the Company recognized a total of $3,000 (2010 - $3,000) for donated services at $1,000 per month and $1,500 (2010 - $1,500) for donated rent at $500 per month provided by the President of the Company.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2011, we had cash on hand of $45,589 and a working capital deficit of $100,051. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended October 31,		Percentage
	2011	2010	Increase / (Decrease)
Revenue	$-	$-
Expenses	(20,982)	(22,227)	(5.6)%
Net Loss	$(20,982)	$(22,227)	(5.6)%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2011 and 2010 consisted of the following:

	Three Months	Three Months
	Ended October 31,	Ended October 31,	Percentage
	2011	2010	Increase / (Decrease)
General and Administrative	$5,410	$3,763	43.8%
Foreign Currency Loss (Gain)	(3,678)	707	(620.2)%
Management Fees	3,000	3,000	n/a
Mineral Property Exploration Costs	2,774	-	100%
Professional Services	11,976	13,257	(9.7)%
Rent	1,500	1,500	n/a
Total Operating Expenses	$20,982	$22,227	(5.6)%

The decreases in expenses during the three months ended October 31, 2011 are primarily a result of the recording of a foreign currency gain and decreases in professional services. The decreases in expenses were partially offset by increases in general and administrative expenses and mineral property exploration costs.

Mineral property exploration costs for the three months ended October 31, 2011 related to costs incurred in connection with the review of a potential mineral property.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At October 31, 2011	At July 31, 2011	Increase / (Decrease)
Current Assets	$45,589	$62,629	(27.2)%
Current Liabilities	(145,640)	(146,198)	(0.4)%
Working Capital Deficit	$(100,051)	$(83,569)	19.7%

Cash Flows

	Three Months Ended October 31,
	2011	2010
Cash Flows (Used In) Operating Activities	$(17,040)	$(783)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	-	-
Effect of Exchange Rate Changes on Cash	-	1,458
Increase (decrease) In Cash	$(17,040)	$675

We had cash on hand of $45,589 and a working capital deficit of $100,051 as at October 31, 2011 compared to cash on hand of $62,629 and a working capital deficit of $83,569 as at July 31, 2011. Our working capital deficit increased as a result of decrease in cash in order to meet ongoing operating expenses.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2011, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the interim financial statements included with this Quarterly Report.

Mineral Property Costs

We are primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 360, Property, Plant and Equipment when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of our shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not obtain additional financing, our business will fail

As of October 31, 2011, we had cash in the amount of $45,589. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)
3.3	Bylaws.(1)
4.1	Form of Convertible Note.(4)
10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)
10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTACT MINERALS CORP.

Date: December 13, 2011	By:	/s/ Kerry J. McCullagh
KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)