Form 10-K
period 2012-07-31
Contact Minerals Corp.
filed 2012-10-23
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012

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
$2,096,600, as of January 31, 2012, based on a price of $0.22, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of October 22, 2012, the Registrant had 16,530,000 shares of common stock outstanding.

CONTACT MINERALS CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2012

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

If we do not obtain additional financing, our business will fail

As of July 31, 2012, we had cash in the amount of $15,892. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

ITEM 4.                   MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol “CNTM”. The high and the low prices for our shares for each quarter of our last two fiscal quarters of actual trading were:

Quarter Ended	High	Low
July 31, 2012	$0.22	$0.22
April 30, 2012	$0.22	$0.22
January 31, 2012	$0.22	$0.22
October 31, 2011	$0.22	$0.22
July 31, 2011	$0.25	$0.21
April 30, 2011	$0.22	$0.21
January 31, 2011	$0.22	$0.22
October 31, 2010	$0.22	$0.21

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of October 22, 2012, we had 29 registered shareholders and 16,530,000 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Plan Of Operation

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2012, we had cash on hand of $15,892 and a working capital deficit of $123,824. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

Results Of Operations

Summary of Year End Results

			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2012	July 31, 2011	(Decrease)
Revenue	$-	$-	n/a
Expenses	(58,255)	(58,921)	(1.1)%
Net Loss	$(58,255)	$(58,921)	(1.1)%

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

Operating Expenses

The major components of our operating expenses for the years ended July 31, 2012 and 2011 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2012	July 31, 2011	(Decrease)
General and Administrative	$15,178	$7,997	89.8%
Foreign Currency (Gain) Loss	(4,058)	6,166	(165.8)%
Management Fees	12,000	12,000	0.0%
Mineral Property Costs	2,774	-	100%
Professional Services	26,361	26,758	(1.5)%
Rent	6,000	6,000	0.0%
Total Operating Expenses	$58,255	$58,921	(1.1)%

The decrease in our operating expenses from $58,921, during the fiscal year ended July 31, 2011, to $58,255, during the fiscal year ended July 31, 2012, is due to a decrease in professional services and the recording of a foreign currency gain. This amount was partially offset by increases in general and administrative expenses and the fact that we recorded mineral property costs.

Mineral property costs during the year ended July 31, 2012, were related to costs incurred in connection with the review of a potential mineral property.

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

Liquidity And Capital Resources

Cash Flows

	Year Ended	Year Ended
	July 31, 2012	July 31, 2011
Net Cash Used In Operating Activities	$(46,737)	$(30,760)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	-	-
Effect of Exchange Rate Changes on Cash	-	-
Increase (Decrease) in Cash During Period	$(46,737)	$(30,760)

Working Capital
	Year Ended	Year Ended	Percentage
	July 31, 2012	July 31, 2011	Increase / (Decrease)
Current Assets	$15,892	$62,629	(74.6)%
Current Liabilities	(139,716)	(146,198)	(4.4)%
Working Capital Deficit	$(123,824)	$(83,569)	48.2%

We had cash on hand of $15,892 and a working capital deficit of $123,824 as of July 31, 2012 compared to cash on hand of $62,629 and a working capital deficit of $83,569 as of July 31, 2011. Our working capital deficit increased due to the fact that we had no sources of financing during the year ended July 31, 2012 and used our cash reserves to meet our ongoing reporting requirements.

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

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at July 31, 2012 and 2011;

3.	Statements of Operations and Comprehensive Loss for the years ended July 31, 2012 and July 31, 2011, and accumulated from inception on April 25, 2007 to July 31, 2012;

4.	Statements of Cash Flows for the years ended July 31, 2012 and July 31, 2011 and for the period from inception on April 25, 2007 to July 31, 2012;

5.	Statement of Stockholders’ Deficit for the period from inception on April 25, 2007 through July 31, 2012; and

6.	Notes to the Financial Statements.

Contact Minerals Corp.
(An Exploration Stage Company)

July 31, 2012

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Contact Minerals Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2012 and 2011, and the related statement of operations and comprehensive loss, cash flows and stockholders' deficit for the years then ended and accumulated from April 25, 2007 (Date of Inception) to July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contact Minerals Corp. (An Exploration Stage Company) as of July 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 25, 2007 (Date of Inception) to July 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 22, 2012

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	July 31,
	2012	2011
	$	$

ASSETS

Current Assets

Cash	15,892	62,629

Total Assets	15,892	62,629

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 3(a))	99	104
Accrued liabilities	598	628
Due to related party (Note 3(b))	139,019	145,466

Total Liabilities	139,716	146,198

Going Concern (Note 1)

Stockholders’ Deficit

Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–

Common Stock
Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530

Additional Paid-in Capital	524,629	524,629

Donated Capital (Note 3(c))	95,881	77,881

Deficit Accumulated During the Exploration Stage	(760,864)	(702,609)

Total Stockholders’ Deficit	(123,824)	(83,569)

Total Liabilities and Stockholders’ Deficit	15,892	62,629

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	April 25, 2007	Year	Year
	(date of inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2012	2012	2011
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	60,277	15,178	7,997
Foreign currency loss (gain)	6,680	(4,058)	6,166
Management fees (Note 3(c))	63,000	12,000	12,000
Impairment of mineral property acquisition costs	5,000	–	–
Mineral property costs	17,752	2,774	–
Professional services	212,996	26,361	26,758
Rent (Note 3(c))	31,500	6,000	6,000

Total Operating Expenses	397,205	58,255	58,921

Loss from Operations	(397,205)	(58,255)	(58,921)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	–
Loss on change in fair value of conversion feature	(251,159)	–	–

Net Loss and Comprehensive Loss	(760,864)	(58,255)	(58,921)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding		16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	April 25, 2007	Year	Year
	(date of inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2012	2012	2011
	$	$	$

Operating Activities

Net loss for the period	(760,864)	(58,255)	(58,921)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	95,881	18,000	18,000
Accretion of discount on convertible note	112,500	–	–
Loss on change in fair value of derivative liability	251,159	–	–
Impairment of mineral property acquisition costs	5,000	–	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,858)	(35)	–
Due to related parties	79,971	(6,447)	10,161
Prepaid expenses	–	–	–

Net Cash Used in Operating Activities	(218,211)	(46,737)	(30,760)

Investing Activities

Acquisition of mineral property claims	(2,500)	–	–

Net Cash Used in Investing Activities	(2,500)	–	–

Financing Activities

Advances from related party	59,103	–	–
Proceeds from issuance of convertible notes	112,500	–	–
Proceeds from issuance of common stock	65,000	–	–

Net Cash Provided by Financing Activities	236,603	–	–

Increase (Decrease) in Cash	15,892	(46,737)	(30,760)

Cash – Beginning of Period	–	62,629	93,389

Cash – End of Period	15,892	15,892	62,629

Non-Cash Financing Activities

Conversion of debt into common shares	112,500	–	–

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Stock		During the
	Common	Common	Paid-In	Subscriptions	Donated	Exploration
	Stock	Stock	Capital	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – April 25, 2007 (Date of Inception)	–	–	–	–	–	–	–

Shares issued for cash at $0.0005 per share	8,000,000	8,000	(4,000)	–	–	–	4,000

Shares issued for cash at $0.005 per share	4,800,000	4,800	19,200	(1,000)	–	–	23,000

Shares issued for cash at $0.025 per share	1,480,000	1,480	35,520	(3,750)	–	–	33,250

Donated services and rent	–	–	–	–	5,881	–	5,881

Net loss for the period	–	–	–	–	–	(18,676)	(18,676)

Balance – July 31, 2007	14,280,000	14,280	50,720	(4,750)	5,881	(18,676)	47,455

Subscription received	–	–	–	4,750	–	–	4,750

Donated services and rent	–	–	–	–	18,000	–	18,000

Net loss for the year	–	–	–	–	–	(123,852)	(123,852)

Balance – July 31, 2008	14,280,000	14,280	50,720	–	23,881	(142,528)	(53,647)

Donated services and rent	–	–	–	–	18,000	–	18,000

Net loss for the year	–	–	–	–	–	(68,238)	(68,238)

Balance – July 31, 2009	14,280,000	14,280	50,720	–	41,881	(210,766)	(103,885)

Shares issued upon conversion of convertible notes	2,250,000	2,250	110,250	–	–	–	112,500

Fair value of conversion feature on convertible notes	–	–	363,659	–	–	–	363,659

Donated services and rent	–	–	–	–	18,000	–	18,000

Net loss for the year	–	–	–	–	–	(432,922)	(432,922)

Balance – July 31, 2010	16,530,000	16,530	524,629	–	59,881	(643,688)	(42,648)

Donated services and rent	–	–	–	–	18,000	–	18,000

Net loss for the year	–	–	–	–	–	(58,921)	(58,921)

Balance – July 31, 2011	16,530,000	16,530	524,629	–	77,881	(702,609)	(83,569)

Donated services and rent	–	–	–	–	18,000	–	18,000

Net loss for the year	–	–	–	–	–	(58,255)	(58,255)

Balance – July 31, 2012	16,530,000	16,530	524,629	–	95,881	(760,864)	(123,824)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2012

1.	Nature of Operations and Going Concern

Contact Minerals Corp. (“the Company”) was incorporated in the State of Nevada on April 25, 2007. The Company is an Exploration Stage Company, as defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Enterprises. The Company’s principal business is the acquisition and exploration of mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2012 the Company has a working capital deficiency of $123,824 and has accumulated losses of $760,864 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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
July 31, 2012

2.	Summary of Significant Accounting Policies (continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2012 and 2011, there were no potentially dilutive securities outstanding.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2012 and 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2012	July 31, 2011

Assets:
Cash	15,892	–	–	15,892	62,629

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of July 31, 2012 and 2011.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2012

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

As at July 31, 2012 and 2011, the Company has no items that represent accumulated comprehensive loss and, therefore, has not included a schedule of accumulated comprehensive loss in the financial statements.

	l)	Recently Adopted Accounting Pronouncements

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

	m)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2012

3.	Related Party Transactions and Balances

a)

As at July 31, 2012, the Company is indebted to a relative of President of the Company for $99 (CDN$100) (2011 – $104 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at July 31, 2012, the Company is indebted to the President of the Company for $139,019 (2011 – $145,466) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the fiscal year ended July 31, 2012, the Company recognized a total of $12,000 (2011 - $12,000) for donated services at $1,000 per month and $6,000 (2011 - $6,000) for donated rent at $500 per month provided by the President of the Company.

4.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the combined statutory United States federal and state income tax rates of 35% to income (loss) before taxes follows:

	2012	2011
Income tax recovery at statutory rate	$(20,390)	$(20,620)
Permanent differences	6,300	6,310
Change in valuation allowance	14,090	14,310
Provision for income taxes	$–	$–

The components of the net deferred income tax asset at July 31, 2012 and 2011 consist of:

	July 31,	July 31,
	2012	2011
Net operating loss carry-forward	$(103,690)	$(89,590)
Valuation allowance	103,690	89,590
Net deferred income tax asset	$–	$–

At July 31, 2012, the Company has net operating loss carry-forwards of $296,267 which expire between fiscal 2028 and 2031. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2012, the Company did not have any independent directors on its audit committee and did not have a policy on fraud. The Company does not believe that a whistleblower policy is necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Kerry J. McCullagh	55	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

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

ITEM 11.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh President, Secretary, Treasurer, CEO & CFO	2012 2011	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We do not currently pay our directors or officers any salary or consulting fee. We recognize donated services of $1,000 per month for the services provided by Mr. McCullagh.

Outstanding Equity Awards At Fiscal Year-End

As at July 31, 2012, we had no outstanding equity awards.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 22, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 22, 2012. As of October 22, 2012, there were 16,530,000 shares of our common stock issued and outstanding.

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

As at July 31, 2012, we are indebted to Mr. Kerry J. McCullagh $139,019 (2011 - $145,466) for advances and expenses incurred on our behalf. The amount is non-interest bearing, unsecured and due on demand.

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

Board of Directors

Our Board of Directors is currently comprised of one member, Mr. McCullagh. Mr. McCullagh is not “independent”, as that term is defined in National Instrument 52-110, due to the fact that he is our sole executive officer.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended July 31, 2012	Year Ended July 31, 2011
Audit Fees	$15,400	$14,560
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,400	$14,560

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)

3.3	Bylaws.(1)

4.1	Form of Convertible Note.(4)

10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)

10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTACT MINERALS CORP.

Date: October 22, 2012	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 22, 2012	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)
Director