Form 10-Q
period 2012-10-31
Contact Minerals Corp.
filed 2012-11-27
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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
[ x ]Yes      [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ]Yes      [ ] No

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
[ x ]Yes     [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 26, 2012, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

Contact Minerals Corp.
(An Exploration Stage Company)

October 31, 2012

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2012	2012
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	36,296	15,892
Total Assets	36,296	15,892

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4(a))	1,572	99
Accrued liabilities	7,069	598
Due to related party (Note 4(b))	169,557	139,019
Total Liabilities	178,198	139,716
Going Concern (Note 1)

Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional Paid-in Capital	524,629	524,629
Donated Capital (Note 4(c))	100,381	95,881
Deficit Accumulated During the Exploration Stage	(783,442)	(760,864)
Total Stockholders’ Deficit	(141,902)	(123,824)
Total Liabilities and Stockholders’ Deficit	36,296	15,892

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three Months	Three Months
	(date of inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2012	2012	2011
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	66,432	4,786	5,410
Foreign currency loss (gain)	7,343	663	(3,678)
Management fees (Note 4(c))	66,000	3,000	3,000
Impairment of mineral property acquisition costs	5,000	–	–
Mineral property costs	17,752	–	2,774
Professional services	224,256	12,629	11,976
Rent (Note 4(c))	33,000	1,500	1,500

Total Operating Expenses	419,783	22,578	20,982

Loss from Operations	(419,783)	(22,578)	(20,982)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	–
Loss on change in fair value of conversion feature	(251,159)	–	–

Net Loss and Comprehensive Loss	(783,442)	(22,578)	(20,982)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding		16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three Months	Three Months
	(date of inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2012	2012	2011
	$	$	$
Operating Activities

Net loss for the period	(783,442)	(22,578)	(20,982)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	100,381	4,500	4,500
Accretion of discount on convertible note	112,500	–	–
Loss on change in fair value of derivative liability	251,159	–	–
Impairment of mineral property acquisition costs	5,000	–	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,086	7,944	5,081
Due to related parties	80,509	538	(5,639)
Net Cash Used in Operating Activities	(227,807)	(9,596)	(17,040)

Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–

Financing Activities
Advances from related party	89,103	30,000	–
Proceeds from issuance of convertible notes	112,500	–	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	266,603	30,000	–
Increase (Decrease) in Cash	36,296	20,404	(17,040)
Cash – Beginning of Period	–	15,892	62,629
Cash – End of Period	36,296	36,296	45,589
Non-Cash Financing Activities
Conversion of debt into common shares	112,500	–	–

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
October 31, 2012
(Unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2012 the Company has a working capital deficiency of $141,902 and has accumulated losses of $783,442 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended July 31, 2012, included in the Company’s Annual Report on Form 10-K filed on October 23, 2012 with the SEC.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three month period ended October 31, 2012, are not necessarily indicative of the results that may be expected for future quarters or the year ended July 31, 2013.

3.	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Related Party Transactions and Balances

a)

As at October 31, 2012, the Company is indebted to a relative of President of the Company for $100 (CDN$100) (July 31, 2012 – $99 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at October 31, 2012, the Company is indebted to the President of the Company for $169,557 (July 31, 2012 – $139,019) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the three months ended October 31, 2012, the Company recognized a total of $3,000 (2011 - $3,000) for donated services at $1,000 per month and $1,500 (2011 - $1,500) for donated rent at $500 per month provided by the President of the Company.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
October 31, 2012
(Unaudited)

5.	Fair Value of Financial Instruments

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

The financial instruments consist principally of cash, accounts payable, and due to related party. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2012 and July 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	October 31, 2012	July 31, 2012
	$	$	$	$	$

Assets:
Cash	36,296	–	–	36,296	15,892

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2012, and July 31 2011.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2012, we had cash on hand of $36,296 and a working capital deficit of $141,902. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2012	2011	Increase / (Decrease)
Revenue	$-	$-
Expenses	(22,578)	(20,982)	(7.6)%
Net Loss	$(22,578)	$(20,982)	(7.6)%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2012 and 2011 consisted of the following:

	Three Months	Three Months
	Ended October 31,	Ended October 31,	Percentage
	2012	2011	Increase / (Decrease)
General and Administrative	$4,786	$5,410	(11.5)%
Foreign Currency Loss (Gain)	663	(3,678)	118.0%
Management Fees	3,000	3,000	0.0%
Mineral Property Exploration Costs	-	2,774	(100.0)%
Professional Services	12,629	11,976	5.5%
Rent	1,500	1,500	0.0%
Total Operating Expenses	$22,578	$20,982	7.6%

The increase in our operating expenses during the three months ended October 31, 2012 is primarily a result of the recording of a foreign currency loss and an increase in professional services. The increase in our operating expenses was partially offset by decreases in general and administrative expenses and mineral property exploration costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2012	At July 31, 2012	Increase / (Decrease)
Current Assets	$36,296	$15,892	128.4%
Current Liabilities	(178,198)	(139,716)	27.5%
Working Capital Deficit	$(141,902)	$(123,824)	14.6%

Cash Flows
	Three Months Ended October 31,
	2012	2011
Cash Flows (Used In) Operating Activities	$(9,596)	$(17,040)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	30,000	-
Increase (Decrease) In Cash	$20,404	$(17,040)

We had cash on hand of $36,296 and a working capital deficit of $141,902 as at October 31, 2012 compared to cash on hand of $15,892 and a working capital deficit of $123,824 as at July 31, 2012. Our working capital deficit increased as a result of increases in accounts payable, accrued liabilities and amounts due to related parties.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2012, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not obtain additional financing, our business will fail

As of October 31, 2012, we had cash in the amount of $36,296. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

Kerry J. McCullagh, our sole executive officer and sole director, controls 42% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. McCullagh is able to significantly influence who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McCullagh may not be, at all times, the same as those of other shareholders. Since Mr. McCullagh is not simply a passive investor but is also our sole executive officer, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. In addition, Mr. McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact, which may be disadvantageous to minority shareholders.

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

CONTACT MINERALS CORP.

Date:	November 26, 2012	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)