Form 10-Q
period 2013-10-31
Contact Minerals Corp.
filed 2013-12-11
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x]Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [x]Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 6, 2013, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ending July 31, 2014.

Contact Minerals Corp.
(An Exploration Stage Company)

October 31, 2013

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2013	2013
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	25,001	5,982
Total Assets	25,001	5,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4(a))	171	97
Accrued liabilities	9,607	584
Due to related parties (Note 4(b))	191,597	165,150
Total Liabilities	201,375	165,831
Going Concern (Note 1)

Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional Paid-in Capital	524,629	524,629
Donated Capital (Note 4(c))	118,381	113,881
Deficit Accumulated During the Exploration Stage	(835,914)	(814,889)
Total Stockholders’ Deficit	(176,374)	(159,849)
Total Liabilities and Stockholders’ Deficit	25,001	5,982

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three Months	Three Months
	(date of inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2013	2013	2012
	$	$	$

Revenue	–	–	–

Expenses

General and administrative	79,152	5,098	4,786
Foreign currency loss (gain)	903	(2,352)	663
Management fees (Note 4(c))	78,000	3,000	3,000
Impairment of mineral property acquisition costs	5,000	–	–
Mineral property costs	17,752	–	–
Professional services	252,448	13,779	12,629
Rent (Note 4(c))	39,000	1,500	1,500

Total Operating Expenses	472,255	21,025	22,578

Loss from Operations	(472,255)	(21,025)	(22,578)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	–
Loss on change in fair value of derivative liability	(251,159)	–	–

Net Loss and Comprehensive Loss	(835,914)	(21,025)	(22,578)

Net Loss Per Common Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding		16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Three Months	Three Months
	(date of inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2013	2013	2012
	$	$	$
Operating Activities
Net loss	(835,914)	(21,025)	(22,578)
Adjustments for non-cash items:
Donated services and rent	118,381	4,500	4,500
Accretion of discount on convertible note	112,500	–	–
Loss on change in fair value of derivative liability	251,159	–	–
Impairment of mineral property acquisition costs	5,000	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,223	9,097	7,944
Due to related parties	103,779	(2,323)	538
Net Cash Used in Operating Activities	(237,872)	(9,751)	(9,596)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related parties	87,873	28,770	30,000
Proceeds from issuance of convertible notes	112,500	–	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	265,373	28,770	30,000
Increase in Cash	25,001	19,019	20,404
Cash – Beginning of Period	–	5,982	15,892
Cash – End of Period	25,001	25,001	36,296
Non-Cash Financing Activities
Conversion of debt into common stock	112,500	–	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
October 31, 2013
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2013 the Company has a working capital deficiency of $176,374 and has accumulated losses of $835,914 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Summary of Significant Accounting Policies

The unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto for the year ended July 31, 2013, included in the Company’s Annual Report on Form 10-K filed on October 22, 2013 with the SEC.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended October 31, 2013, are not necessarily indicative of the results that may be expected for future quarters or the year ended July 31, 2014.

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

a)

As at October 31, 2013, the Company is indebted to a relative of the President of the Company for $96 (CDN$100) (July 31, 2013 – $97 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at October 31, 2013, the Company is indebted to the President of the Company for $191,597 (July 31, 2013 – $165,150) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the three months ended October 31, 2013, the Company recognized a total of $3,000 (2012 - $3,000) for donated services at $1,000 per month and $1,500 (2012 - $1,500) for donated rent at $500 per month provided by the President of the Company.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
October 31, 2013
(Unaudited)

5.	Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The financial instruments consist principally of cash, accounts payable, and due to related parties. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2013 and July 31, 2013 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	October 31, 2013	July 31, 2013
	$	$	$	$	$

Assets:
Cash	25,001	–	–	25,001	5,982

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2013, and July 31 2013.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2013, we had cash on hand of $25,001 and a working capital deficit of $176,374. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2013	2012	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(21,025)	(22,578)	(6.8)%
Net Loss	$(21,025)	$(22,578)	(6.8)%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2013 and 2012 consisted of the following:

	Three Months	Three Months
	Ended October 31,	Ended October 31,	Percentage
	2013	2012	Increase / (Decrease)
General and Administrative	$5,098	$4,786	6.5%
Foreign Currency Loss (Gain)	(2,352)	663	(454.8)%
Management Fees	3,000	3,000	0.0%
Professional Services	13,779	12,629	9.1%
Rent	1,500	1,500	0.0%
Total Operating Expenses	$21,025	$22,578	(6.9)%

The decrease in our operating expenses during the three months ended October 31, 2013 is primarily a result of the recording of a foreign currency gain. The decrease in our operating expenses was partially offset by increases in general and administrative expenses and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2013	At July 31, 2013	Increase / (Decrease)
Current Assets	$25,001	$5,982	317.9%
Current Liabilities	(201,375)	(165,831)	21.4%
Working Capital Deficit	$(176,374)	$(159,849)	10.3%

Cash Flows
	Three Months Ended October 31,
	2013	2012
Cash Flows Used In Operating Activities	$(9,751)	$(9,596)
Cash Flows Provided By Financing Activities	28,770	30,000
Increase In Cash	$19,019	$20,404

We had cash on hand of $25,001 and a working capital deficit of $176,374 as at October 31, 2013 compared to cash on hand of $5,982 and a working capital deficit of $159,849 as at July 31, 2013. Our working capital deficit increased as a result of increases in accounts payable, accrued liabilities and amounts due to related parties.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2013, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the interim financial statements included with this Quarterly Report.

Mineral Property Costs

We are primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized in accordance with ASC 360, Property, Plant and Equipment, when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of our shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not obtain additional financing, our business will fail

As of October 31, 2013, we had cash in the amount of $25,001. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

CONTACT MINERALS CORP.

Date:	December 10, 2013	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)