Form 10-Q
period 2014-01-31
Contact Minerals Corp.
filed 2014-03-17
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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
As of March 14, 2014, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ending July 31, 2014.

Contact Minerals Corp.
(An Exploration Stage Company)

January 31, 2014

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	July 31,
	2014	2013
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	8,533	5,982
Total Assets	8,533	5,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4(a))	89	97
Accrued liabilities	539	584
Due to related parties (Note 4(b))	179,955	165,150
Total Liabilities	180,583	165,831
Going Concern (Note 1)

Stockholders’ Deficit
Preferred Stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common Stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional Paid-in Capital	524,629	524,629
Donated Capital (Note 4(c))	122,881	113,881
Deficit Accumulated During the Exploration Stage	(836,090)	(814,889)
Total Stockholders’ Deficit	(172,050)	(159,849)
Total Liabilities and Stockholders’ Deficit	8,533	5,982

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	from
	April 25, 2007	For the	For the	For the	For the
	(date of	Three Months	Three Months	Six Months	Six Months
	inception)	Ended	Ended	Ended	Ended
	to January 31,	January 31,	January 31,	January 31,	January 31,
	2014	2014	2013	2014	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	81,778	2,626	2,806	7,724	7,592
Foreign currency (gain) loss	(9,970)	(10,873)	127	(13,225)	790
Management fees (Note 4(c))	81,000	3,000	3,000	6,000	6,000
Impairment of mineral property acquisition costs	5,000	–	–	–	–
Mineral property costs	17,752	–	–	–	–
Professional services	256,371	3,923	3,985	17,702	16,614
Rent (Note 4(c))	40,500	1,500	1,500	3,000	3,000

Total Operating Expenses	472,431	176	11,418	21,201	33,996

Loss from Operations	(472,431)	(176)	(11,418)	(21,201)	(33,996)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	–	–	–
Loss on change in fair value of derivative liability	(251,159)	–	–	–	–

Net Loss and Comprehensive Loss	(836,090)	(176)	(11,418)	(21,201)	(33,996)

Net Loss Per Common Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding		16,530,000	16,530,000	16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Six Months	Six Months
	(date of inception)	Ended	Ended
	to January 31,	January 31,	January 31,
	2014	2014	2013
	$	$	$
Operating Activities
Net loss	(836,090)	(21,201)	(33,996)
Adjustments for non-cash items:
Donated services and rent	122,881	9,000	9,000
Accretion of discount on convertible note	112,500	–	–
Loss on change in fair value of derivative liability	251,159	–	–
Impairment of mineral property acquisition costs	5,000	–	–
Foreign exchange gain	(13,215)	(13,215)	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,874)	–	3,374
Due to related parties	106,102	–	401
Net Cash Used in Operating Activities	(253,537)	(25,416)	(21,221)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related parties	87,070	27,967	30,409
Proceeds from issuance of convertible notes	112,500	–	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	264,570	27,967	30,409
Increase in Cash	8,533	2,551	9,188
Cash – Beginning of Period	–	5,982	15,892
Cash – End of Period	8,533	8,533	25,080
Non-Cash Financing Activities
Conversion of debt into common stock	112,500	–	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2014
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2014, the Company has a working capital deficiency of $172,050 and has accumulated losses of $836,090 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Summary of Significant Accounting Policies

The unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto for the year ended July 31, 2013, included in the Company’s Annual Report on Form 10-K filed on October 22, 2013, with the SEC.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended January 31, 2014, are not necessarily indicative of the results that may be expected for future quarters or the year ended July 31, 2014.

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

a)

As at January 31, 2014, the Company is indebted to a relative of the President of the Company for $89 (CDN$100) (July 31, 2013 - $97 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at January 31, 2014, the Company is indebted to the President of the Company for $179,955 (July 31, 2013 - $165,150) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the six months ended January 31, 2014, the Company recognized a total of $6,000 (2012 - $6,000) for donated services at $1,000 per month and $3,000 (2012 - $3,000) for donated rent at $500 per month provided by the President of the Company.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2014
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2014 and July 31, 2013, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	January 31, 2014	July 31, 2013
	$	$	$	$	$

Assets:
Cash	8,533	–	–	8,533	5,982

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of January 31, 2014, and July 31 2013.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at January 31, 2014, we had cash on hand of $8,533 and a working capital deficit of $172,050. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(176)	(11,418)	(98.5)%	(21,201)	(33,996)	(37.6)%
Net Loss	$(176)	$(11,418)	(98.5)%	$(21,201)	$(33,996)	(37.6)%

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

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2014 and 2013 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
General and Administrative	$2,626	$2,806	(6.4)%	$7,724	$7,592	1.7%
Foreign Currency Loss (Gain)	(10,873)	127	(8661.4)%	(13,225)	790	(1774.1)%
Management Fees	3,000	3,000	0.0%	6,000	6,000	0.0%
Professional Services	3,923	3,985	(1.6)%	17,702	16,614	6.5%
Rent	1,500	1,500	0.0%	3,000	3,000	0.0%

Total Expenses	$176	$11,418	(98.5)%	$21,201	$33,996	(37.6)%

The decrease in our operating expenses during the three months ended January 31, 2014 is primarily a result of the recording of a foreign currency gain and decreases in general and administrative expenses and professional fees.

The decrease in our operating expenses during the six months ended January 31, 2014 is primarily a result of the recording of a foreign currency gain. The decrease in our operating expenses was partially offset by increases in general and administrative expenses and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2014	At July 31, 2013	Increase / (Decrease)
Current Assets	$8,533	$5,982	42.6%
Current Liabilities	(180,583)	(165,831)	8.9%
Working Capital Deficit	$(172,050)	$(159,849)	7.6%

Cash Flows
	Six Months Ended January 31,
	2014	2013
Cash Flows (Used In) Operating Activities	$(25,416)	$(21,221)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	27,967	30,409
Increase In Cash	$2,551	$9,188

We had cash on hand of $8,533 and a working capital deficit of $172,050 as at January 31, 2014 compared to cash on hand of $5,982 and a working capital deficit of $159,849 as at July 31, 2013. Our working capital deficit increased as a result of increases in accrued liabilities and amounts due to related parties. We have relied on loans from related parties to meet ongoing operating expenses.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2014, and for all periods presented in the attached financial statements, have been included. Interim results for the six months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of January 31, 2014, we had cash in the amount of $8,533. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)

3.3	Bylaws.(1) 3

4.1	Form of Convertible Note.(4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	March 14, 2014	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)