Form 10-Q
period 2014-04-30
Contact Minerals Corp.
filed 2014-06-13
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[x] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting	Smaller reporting company [x]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[x] Yes[ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 12, 2014, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2014 are not necessarily indicative of the results that can be expected for the year ending July 31, 2014.

Contact Minerals Corp.
(An Exploration Stage Company)
(Unaudited)

April 30, 2014

Contact Minerals Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	July 31,
	2014	2013
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	2,920	5,982
Total Assets	2,920	5,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4(a))	91	97
Accrued liabilities	547	584
Due to related parties (Note 4(b))	182,733	165,150
Total Liabilities	183,371	165,831
Going Concern (Note 1)

Stockholders’ Deficit
Preferred stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–
Common stock
Authorized: 300,000,000 shares, par value $0.001
Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional paid-in capital	524,629	524,629
Donated capital (Note 4(c))	127,381	113,881
Deficit accumulated during the exploration stage	(848,991)	(814,889)
Total Stockholders’ Deficit	(180,451)	(159,849)
Total Liabilities and Stockholders’ Deficit	2,920	5,982

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	from
	April 25, 2007	For the	For the	For the	For the
	(date of	Three Months	Three Months	Nine Months	Nine Months
	inception)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2014	2013	2014	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	84,015	2,237	2,717	9,961	10,309
Foreign currency (gain) loss	(7,224)	2,746	(1,364)	(10,479)	(574)
Management fees (Note 4(c))	84,000	3,000	3,000	9,000	9,000
Impairment of mineral property acquisition costs	5,000	–	–	–	–
Mineral property costs	17,752	–	–	–	–
Professional services	259,789	3,418	4,705	21,120	21,319
Rent (Note 4(c))	42,000	1,500	1,500	4,500	4,500

Total Operating Expenses	485,332	12,901	10,558	34,102	44,554

Loss from Operations	(485,332)	(12,901)	(10,558)	(34,102)	(44,554)

Other Expenses

Accretion of discount on convertible note	(112,500)	–	–	–	–
Loss on change in fair value of derivative liability	(251,159)	–	–	–	–

Net Loss and Comprehensive Loss	(848,991)	(12,901)	(10,558)	(34,102)	(44,554)

Net Loss Per Common Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding		16,530,000	16,530,000	16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	April 25, 2007	Nine Months	Nine Months
	(date of inception)	Ended	Ended
	to April 30,	April 30,	April 30,
	2014	2014	2013
	$	$	$
Operating Activities
Net loss	(848,991)	(34,102)	(44,554)
Adjustments for non-cash items:
Donated services and rent	127,381	13,500	13,500
Accretion of discount on convertible note	112,500	–	–
Loss on change in fair value of derivative liability	251,159	–	–
Impairment of mineral property acquisition costs	5,000	–	–
Foreign exchange gain	(10,427)	(10,427)	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,874)	–	276
Due to related parties	106,102	–	29,192
Net Cash Used in Operating Activities	(259,150)	(31,029)	(1,586)
Investing Activities
Acquisition of mineral property claims	(2,500)	–	–
Net Cash Used in Investing Activities	(2,500)	–	–
Financing Activities
Advances from related parties	87,070	27,967	–
Proceeds from issuance of convertible notes	112,500	–	–
Proceeds from issuance of common stock	65,000	–	–
Net Cash Provided by Financing Activities	264,570	27,967	–
Increase (Decrease) in Cash	2,920	(3,062)	(1,586)
Cash – Beginning of Period	–	5,982	15,892
Cash – End of Period	2,920	2,920	14,306
Non-Cash Financing Activities:
Conversion of debt into common stock	112,500	–	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2014
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2014, the Company has a working capital deficiency of $180,451 and has accumulated losses of $848,991 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Interim Financial Statements and Significant Accounting Policies

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended April 30, 2014, are not necessarily indicative of the results that may be expected for the future quarter or the year ending July 31, 2014.

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

a)

As at April 30, 2014, the Company is indebted to a relative of the President of the Company for $91 (CDN$100) (July 31, 2013 – $97 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at April 30, 2014, the Company is indebted to the President of the Company for $182,733 (July 31, 2013 – $165,150) for advances and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

During the nine months ended April 30, 2014, the Company recognized a total of $9,000 (2013 - $9,000) for donated services at $1,000 per month and $4,500 (2013 - $4,500) for donated rent at $500 per month provided by the President of the Company.

Contact Minerals Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2014
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2014 and July 31, 2013 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	April 30, 2014	July 31, 2013
	$	$	$	$	$

Assets:
Cash	2,920	–	–	2,920	5,982

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of April 30, 2014, and July 31 2013.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at April 30, 2014, we had cash on hand of $2,920 and a working capital deficiency of $180,451. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(12,901)	(10,558)	22.2%	(34,102)	(44,554)	(23.5)%
Net Loss	$(12,901)	$(10,558)	22.2%	$(34,102)	$(44,554)	(23.5)%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
General and Administrative	$2,237	$2,717	(17.7)%	$9,961	$10,309	(3.4)%
Foreign Currency Loss (Gain)	2,746	(1,364)	(301.3)%	(10,479)	(574)	1,725.6%
Management Fees	3,000	3,000	0.0%	9,000	9,000	0.0%
Professional Services	3,418	4,705	(27.4)%	21,120	21,319	(0.9)%
Rent	1,500	1,500	0.0%	4,500	4,500	0.0%
Total Expenses	$12,901	$10,558	22.2%	$34,102	$44,554	(23.5)%

Our operating expenses increased during the three months ended April 30, 2014 and decreased during the nine months ended April 30, 2014 as compared to the same periods in 2013. The increase in expenses during the three months ended April 30, 2014 is primarily a result of the recording of foreign currency losses. The increase was partially offset by decreases in general and administrative expenses and professional fees. The decrease in expenses during the nine months ended April 30, 2014 is primarily a result of decreases in general administrative expenses, professional fees and the recording of foreign currency gains.

Professional services primarily consist of legal and accounting fees in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We do not currently pay any management fees to our sole executive officer and director or any rent for use of our office. During the nine months ended April 30, 2014 and 2013, we recognized a total of $9,000 for donated management fees and $4,500 for donated rent provided by our sole executive officer and director.

We anticipate that our expenses will increase significantly if we are able to identify and acquire an interest in a mineral property and pursue an exploration program on a mineral property. However, there are no assurances that we will be able to identify and acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2014	At July 31, 2013	Increase / (Decrease)
Current Assets	$2,920	$5,982	(51.2)%
Current Liabilities	(183,371)	(165,831)	10.6%
Working Capital Deficiency	$(180,451)	$(159,849)	12.9%

Cash Flows
	Nine Months Ended April 30,
	2014	2013
Cash Flows (Used In) Operating Activities	$(31,029)	$(1,586)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	27,967	-
Effect of Exchange Rate Changes on Cash	-	-
Decrease In Cash	$(3,062)	$(1,586)

We had cash on hand of $2,920 and a working capital deficiency of $180,451 as at April 30, 2014 compared to cash on hand of $5,982 and a working capital deficiency of $159,849 as at July 31, 2013. Our working capital deficiency increased as a result of decrease in cash in order to meet ongoing operating expenses and increases in loans from related parties.

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

We anticipate continuing to rely on equity sales of our common shares and advances from our sole executive officer and director in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2014, and for all periods presented in the attached financial statements, have been included. Interim results for the nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the interim financial statements included with this Quarterly Report.

Mineral Property Costs

We have been in the exploration stage since our formation on April 25, 2007 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. We assess the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at the end of each financial reporting period. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized and subsequently amortized using the units-of-production method over the estimated life of the estimated reserves to which they relate.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2014, we had $2,920 in cash. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

Because of the speculative nature of exploration of mining properties, there is substantial risk that our business will fail.

We were incorporated on April 25, 2007 and, to date, have been involved primarily in organizational activities, and the acquisition of a mineral property, which has since lapsed. We have not earned any revenues as of the date of this report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with acquiring a mineral property and the exploration of the an acquired mineral property. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Assuming that we are able to acquire a mineral property, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from a claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

CONTACT MINERALS CORP.

Date:	June 13, 2014	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)