Form 10-K
period 2014-07-31
Contact Minerals Corp.
filed 2014-10-27
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
$190,600, as of January 31, 2014, based on a price of $0.02, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of October 23, 2014, the Registrant had 16,530,000 shares of common stock outstanding.

CONTACT MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2014
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

If we do not obtain additional financing, our business will fail

As of July 31, 2014, we had cash in the amount of $8,195. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

Market Information

Our common stock is quoted on OTC Markets Pink under the symbol “CNTM”. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Quarter Ended	High	Low
July 31, 2014	$0.02	$0.02
April 30, 2014	$0.02	$0.02
January 31, 2014	$0.02	$0.02
October 31, 2013	$0.10	$0.02
July 31, 2013	$0.22	$0.22
April 30, 2013	$0.22	$0.22
January 31, 2013	$0.22	$0.22
October 31, 2012	$0.22	$0.22

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of October 23, 2014, we had 29 registered shareholders and 16,530,000 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Plan Of Operation

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2014, we had cash on hand of $8,195 and a working capital deficit of $189,830. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

Results Of Operations

Summary of Year End Results

			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2014	July 31, 2013	(Decrease)
Revenue	$-	$-	n/a
Expenses	(47,981)	(54,025)	(11.2)%
Net Loss	$(47,981)	$(54,025)	(11.2)%

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

Operating Expenses

The major components of our operating expenses for the years ended July 31, 2014 and 2013 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2014	July 31, 2013	(Decrease)
General and Administrative	$13,430	$13,777	(2.5)%
Foreign Currency Gain	(9,733)	(3,425)	184.2%
Management Fees	12,000	12,000	0.0%
Professional Services	26,284	25,673	2.4%
Rent	6,000	6,000	0.0%
Total Operating Expenses	$47,981	$54,025	(11.2)%

The decrease in our operating expenses from $54,025, during the fiscal year ended July 31, 2013, to $47,981, during the fiscal year ended July 31, 2014, is due to a decrease in general and administrative expenses and an increase in foreign currency gain. The decrease was partially offset by a increase in professional fees.

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

Liquidity And Capital Resources

Cash Flows

	Year Ended	Year Ended
	July 31, 2014	July 31, 2013
Net Cash Used In Operating Activities	$(39,511)	$(39,450)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	41,724	29,540
Increase (Decrease) in Cash During Period	$2,213	$(9,910)

Working Capital

	Year Ended	Year Ended	Percentage
	July 31, 2014	July 31, 2013	Increase / (Decrease)
Current Assets	$8,195	$5,982	37.0%
Current Liabilities	(198,025)	(165,831)	19.4%
Working Capital Deficit	$(189,830)	$(159,849)	18.8%

We had cash on hand of $8,195 and a working capital deficit of $189,830 as of July 31, 2014 compared to cash on hand of $5,982 and a working capital deficit of $159,849 as of July 31, 2013. Our working capital deficiency increased as a result of increases in loans from related parties.

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

Mineral Property Costs

We have been in the exploration stage since our formation on April 25, 2007 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. We assess the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at the end of each financial reporting period. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized and subsequently amortized using the units-of-production method over the estimated life of the estimated reserves to which they relate. We did not incur any mineral property costs during the years ended July 31, 2014 and 2013.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at July 31, 2014 and 2013;

3.	Statements of Operations and Comprehensive Loss for the years ended July 31, 2014 and July 31, 2013;

4.	Statements of Cash Flows for the years ended July 31, 2014 and July 31, 2013;

5.	Statements of Stockholders’ Deficit for the years ended July 31, 2014 and July 31, 2013; and

6.	Notes to the Financial Statements.

Contact Minerals Corp.

July 31, 2014

Report of Independent Registered Public Accounting Firm

To the Director and Stockholders
Contact Minerals Corp.

We have audited the accompanying balance sheets of Contact Minerals Corp. as of July 31, 2014 and 2013 and the related statements of operations and comprehensive loss, cash flows and stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contact Minerals Corp. as of July 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 23, 2014

Contact Minerals Corp.
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	July 31,
	2014	2013
	$	$
ASSETS
Current Assets
Cash	8,195	5,982
Total Assets	8,195	5,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(a))	92	97
Accrued liabilities	550	584
Due to related parties (Note 3(b))	197,383	165,150
Total Liabilities	198,025	165,831
Nature of Operations and Going Concern (Note 1)

Stockholders’ Deficit
Preferred stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional paid-in capital	524,629	524,629
Donated capital (Note 3(c))	131,881	113,881
Accumulated deficit	(862,870)	(814,889)
Total Stockholders’ Deficit	(189,830)	(159,849)
Total Liabilities and Stockholders’ Deficit	8,195	5,982

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	For the	For the
	Year	Year
	Ended	Ended
	July 31,	July 31,
	2014	2013
	$	$

Expenses

General and administrative	13,430	13,777
Foreign currency gain	(9,733)	(3,425)
Management fees (Note 3(c))	12,000	12,000
Professional services	26,284	25,673
Rent (Note 3(c))	6,000	6,000

Net Loss and Comprehensive Loss	(47,981)	(54,025)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Cash Flows
(Expressed in U.S. dollars)

	For the	For the
	Year	Year
	Ended	Ended
	July 31,	July 31,
	2014	2013
	$	$
Operating Activities
Net loss	(47,981)	(54,025)
Adjustments for non-cash items:
Donated services and rent	18,000	18,000
Foreign exchange gain	(9,530)	(3,425)
Net Cash Used in Operating Activities	(39,511)	(39,450)
Financing Activities
Advances from related parties	41,724	29,540

Increase (Decrease) in Cash	2,213	(9,910)
Cash – Beginning of Year	5,982	15,892
Cash – End of Year	8,195	5,982
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Stockholders’ Deficit
(Expressed in U.S. dollars)

			Additional
	Common	Common	Paid-In	Donated	Accumulated
	Stock	Stock	Capital	Capital	Deficit	Total
	#	$	$	$	$	$
Balance – July 31, 2012	16,530,000	16,530	524,629	95,881	(760,864)	(123,824)
Donated services and rent	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	(54,025)	(54,025)
Balance – July 31, 2013	16,530,000	16,530	524,629	113,881	(814,889)	(159,849)
Donated services and rent	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	(47,981)	(47,981)
Balance – July 31, 2014	16,530,000	16,530	524,629	131,881	(862,870)	(189,830)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2014

1.	Nature of Operations and Going Concern

Contact Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2007. The Company’s principal business is the acquisition and exploration of mineral properties. The Company does not currently own any mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2014, the Company has a working capital deficiency of $189,830 and has accumulated losses of $862,870 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company’s fiscal year-end is July 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of donated services and rent, fair value measurements and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2014

2.	Summary of Significant Accounting Policies (continued)

e)	Basic and Diluted Net Income (Loss) Per Share

Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2014 and 2013, there were no potentially dilutive securities outstanding.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2014 and 2013, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2014	July 31, 2013
	$	$	$	$	$

Assets:
Cash	8,195	–	–	8,195	5,982

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of July 31, 2014 and 2013.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2014

2.	Summary of Significant Accounting Policies (continued)

g)	Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company does not have any long-lived assets as of July 31, 2014 and 2013.

h)	Mineral Property Costs

The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at the end of each financial reporting period. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized and subsequently amortized using the units-of-production method over the estimated life of the estimated reserves to which they relate. The Company did not incur any mineral property costs during the years ended July 31, 2014 and 2013.

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

During the year ended July 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014- 10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this standard allowed the Company to remove the previously disclosed inception-to-date information and all references to exploration stage.

3.	Related Party Transactions and Balances

a)

As at July 31, 2014, the Company is indebted to a relative of the President of the Company for $92 (CDN$100) (2013 – $97 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at July 31, 2014, the Company is indebted to the President of the Company for $197,383 (2013 – $165,150) for advances and expenses incurred on behalf of the Company. The amount is included in due to related parties and non-interest bearing, unsecured, and due on demand.

c)

During the year ended July 31, 2014, the Company recognized a total of $12,000 (2013 - $12,000) for donated services at $1,000 per month and $6,000 (2013 - $6,000) for donated rent at $500 per month provided by the President of the Company, which have been included in the statements of operations and comprehensive loss.

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2014

4.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rates of 35% to income (loss) before taxes is as follows:

	July 31,	July 31,
	2014	2013
Income tax recovery at statutory rate	$(16,790)	$(18,910)
Permanent differences	6,290	6,300
Change in valuation allowance	10,500	12,610
Provision for income taxes	$–	$–

The components of the net deferred income tax asset at July 31, 2014 and 2013 consist of:

	July 31,	July 31,
	2014	2013
Accumulated operating loss carry-forwards	$126,800	$116,300
Valuation allowance	(126,800)	(116,300)
Net deferred income tax asset	$–	$–

At July 31, 2014, the Company has net operating loss carry-forwards of $362,273 which expire between fiscal 2028 and 2034. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382 of the Internal Revenue Code.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2014, the Company did not have any independent directors on its audit committee and did not have a policy on fraud. The Company does not believe that a whistleblower policy is necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Kerry J. McCullagh	57	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

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

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh President, Secretary, Treasurer, CEO & CFO	2014 2013	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We do not currently pay our directors or officers any salary or consulting fee. We recognize donated services of $1,000 per month for the services provided by Mr. McCullagh.

Outstanding Equity Awards At Fiscal Year-End

As at July 31, 2014 we had no outstanding equity awards.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 23, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 23, 2014. As of October 23, 2014, there were 16,530,000 shares of our common stock issued and outstanding.

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

As at July 31, 2014, we are indebted to Mr. Kerry J. McCullagh $165,150 (2013 - $139,019) for advances and expenses incurred on our behalf. The amount is non-interest bearing, unsecured and due on demand.

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

Our sole director is also responsible for applying governance principles and practices, and tracking development in corporate governance, and adapting “best practices” to suit the needs of the Company. The sole director may also be a director and officer of other companies, and conflicts of interest may arise between his duties. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as applicable under the Nevada Revised Statutes.

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

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended July 31, 2014	Year Ended July 31, 2013
Audit Fees	$14,200	$13,900
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,200	$13,900

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)

3.3	Bylaws.(1)

4.1	Form of Convertible Note.(4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	October 27, 2014	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 27, 2014	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)
Director