Form 10-Q
period 2015-01-31
Contact Minerals Corp.
filed 2015-03-12
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
As of March 11, 2015, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

Contact Minerals Corp.

(Unaudited)

January 31, 2015

Contact Minerals Corp.
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	July 31,
	2015	2014
	$	$
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash	5,403	8,195
Prepaid expenses	6,250	–

Total Assets	11,653	8,195

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 4(a))	195	92
Accrued liabilities	472	550
Due to related parties (Note 4(b))	194,222	197,383

Total Liabilities	194,889	198,025

Stockholders’ Deficit

Preferred stock
Authorized: 15,000,000 shares, par value $0.001
None issued and outstanding	–	–

Common stock
Authorized: 300,000,000 shares, par value $0.001
Issued and outstanding : 16,530,000 shares	16,530	16,530

Additional paid-in capital	524,629	524,629

Donated capital (Note 4(c))	140,881	131,881

Accumulated deficit	(865,276)	(862,870)

Total Stockholders’ Deficit	(183,236)	(189,830)

Total Liabilities and Stockholders’ Deficit	11,653	8,195

Nature of Operations and Going Concern (Note 1)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014
	$	$	$	$

Expenses

General and administrative	3,657	2,626	8,133	7,724
Foreign currency gain	(22,463)	(10,873)	(28,434)	(13,225)
Management fees (Note 4(c))	3,000	3,000	6,000	6,000
Professional services	4,338	3,923	13,707	17,702
Rent (Note 4(c))	1,500	1,500	3,000	3,000

Net Income (Loss) and Comprehensive Income (Loss)	9,968	(176)	(2,406)	(21,201)

Net Income (Loss) Per Common Share – Basic and Diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	16,530,000	16,530,000	16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	January 31,	January 31,
	2015	2014
	$	$

Operating Activities

Net loss	(2,406)	(21,201)

Adjustments for non-cash items:

Donated services and rent	9,000	9,000
Foreign exchange gain	(28,434)	(13,225)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	147	–
Prepaid expenses	(6,250)	–

Net Cash Used in Operating Activities	(27,943)	(25,426)

Financing Activities

Advances from related parties	26,559	27,967

Net Cash Provided by Financing Activities	26,559	27,967

Net effect of exchange rate changes on cash	(1,408)	10

(Decrease) Increase in Cash	(2,792)	2,551

Cash – Beginning of Period	8,195	5,982

Cash – End of Period	5,403	8,533

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2015
(unaudited)

1.	Nature of Operations and Going Concern

Contact Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2007. The Company’s principal business is the acquisition and exploration of mineral properties. The Company does not currently own any mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2015, the Company has a working capital deficiency of $183,236 and has accumulated losses of $865,276 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended January 31, 2015, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2015.

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

a)

As at January 31, 2015, the Company is indebted to a relative of the President of the Company for $79 (CDN$100) (July 31, 2014 – $92 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at January 31, 2015, the Company is indebted to the President of the Company for $194,222 (July 31, 2014 – $197,383) for advances and expenses incurred on behalf of the Company. The amount is included in due to related parties and is non-interest bearing, unsecured, and due on demand.

c)

During the six months ended January 31, 2015, the Company recognized a total of $6,000 (2014 - $6,000) for donated services at $1,000 per month and $3,000 (2014 - $3,000) for donated rent at $500 per month provided by the President of the Company, which have been included in the statements of operations and comprehensive loss.

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2015
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2015 and July 31, 2014, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	January 31, 2015	July 31, 2014

Assets:
Cash	5,403	–	–	5,403	8,195

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of January 31, 2015, and July 31, 2014.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at January 31, 2015, we had cash on hand of $5,403 and a working capital deficit of $183,236. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	9,968	(176)	(5,763.6)%	(2,406)	(21,201)	(88.7)%
Net Loss	$9,968	$(176)	(5,763.6)%	$(2,406)	$(21,201)	(88.7)%

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

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2015 and 2014 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)

General and Administrative	$3,657	$2,626	39.3%	$8,133	$7,724	5.3%
Foreign Currency Loss (Gain)	(22,463)	(10,873)	106.6%	(28,434)	(13,225)	115.0%
Management Fees	3,000	3,000	0.0%	6,000	6,000	0.0%
Professional Services	4,338	3,923	10.6%	13,707	17,702	(22.6)%
Rent	1,500	1,500	0.0%	3,000	3,000	0.0%
Total Expenses	$(9,968)	$176	(5,763.6)%	$2,406	$21,201	(88.7)%

The decrease in our operating expenses during the three months ended January 31, 2015 is primarily a result of the recording of an increased foreign currency gain. The increase was primarily offset by increases in general and administrative expenses and professional fees.

The decrease in our operating expenses during the six months ended January 31, 2015 is primarily a result of the recording of an increased foreign currency gain and decreased professional services. The decrease in our operating expenses was partially offset by increases in general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2015	At July 31, 2014	Increase / (Decrease)
Current Assets	$11,653	$8,195	42.2%
Current Liabilities	(194,889)	(198,025)	(1.6)%
Working Capital Deficit	$(183,236)	$(189,830)	(3.5)%

Cash Flows
	Six Months Ended January 31,
	2015	2014
Cash Flows (Used In) Operating Activities	$(27,943)	$(25,426)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	26,559	27,967
Net Effect of Exchange Rates on Cash	(1,408)	10
Increase (Decrease) In Cash	$(2,792)	$2,551

We had cash on hand of $5,403 and a working capital deficit of $183,236 as at January 31, 2015 compared to cash on hand of $8,195 and a working capital deficit of $189,830 as at July 31, 2014. Our working capital deficit remained decreased only slightly, primarily as result of our recording of an increased foreign currency gain. We have relied on loans from related parties to meet ongoing operating expenses.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2015, and for all periods presented in the attached financial statements, have been included. Interim results for the six months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2014 (the “2014 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2014 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of January 31, 2015, we had cash in the amount of $5,403. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

CONTACT MINERALS CORP.

Date:	March 11, 2015	By:	/s/ Kerry J. McCullagh
KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)