Form 10-Q
period 2015-10-31
Contact Minerals Corp.
filed 2015-12-15
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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
As of December 15, 2015, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

Contact Minerals Corp.

 (Unaudited)

October 31, 2015

Contact Minerals Corp.
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2015	2015
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	–	5,586
Prepaid expenses	8,225	2,600
Total Assets	8,225	8,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cheques issued in excess of funds on hand	103	–
Accounts payable (Note 4(a))	1,513	190
Accrued liabilities	2,143	459
Due to related parties (Note 4(b))	212,015	200,467
Total Liabilities	215,774	201,116

Stockholders’ Deficit
Preferred stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding : 16,530,000 shares	16,530	16,530
Additional paid-in capital	524,629	524,629
Donated capital (Note 4(c))	154,381	149,881
Accumulated deficit	(903,089)	(883,970)
Total Stockholders’ Deficit	(207,549)	(192,930)
Total Liabilities and Stockholders’ Deficit	8,225	8,186

Nature of Operations and Going Concern (Note 1)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	October 31,	October 31
	2015	2014
	$	$

Expenses

Foreign currency loss (gain)	391	(5,971)
General and administrative	5,580	4,476
Management fees (Note 4(c))	3,000	3,000
Professional services	8,648	9,369
Rent (Note 4(c))	1,500	1,500

Net Loss and Comprehensive Loss	(19,119)	(12,374)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2015	2014
	$	$
Operating Activities
Net loss	(19,119)	(12,374)
Adjustments for non-cash items:
Donated services and rent	4,500	4,500
Foreign exchange gain	(1,577)	(7,648)
	(16,196)	(15,522)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,017	10,448
Prepaid expenses	(5,625)	–
Net Cash Used in Operating Activities	(18,804)	(5,074)
Financing Activities
Bank indebtedness	103	–
Advances from related parties	11,370	–
Net Cash Provided by Financing Activities	11,473	–
Net effect of exchange rate changes on cash	1,745	312
Decrease in Cash	(5,586)	(4,762)
Cash – Beginning of Period	5,586	8,195
Cash – End of Period	–	3,433
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
October 31, 2015
(Unaudited)

1.	Nature of Operations and Going Concern

Contact Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2007. The Company’s principal business is the acquisition and exploration of mineral properties. The Company does not currently own any mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2015, the Company has a working capital deficiency of $207,549 and has accumulated losses of $903,089 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Summary of Significant Accounting Policies

The unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q and they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto for the year ended July 31, 2015, included in the Company’s Annual Report on Form 10-K filed on October 28, 2015, with the SEC.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended October 31, 2015, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2016.

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

a)

As at October 31, 2015, the Company is indebted to a relative of the President of the Company for $76 (CDN$100) (July 31, 2015 – $76 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at October 31, 2015, the Company is indebted to the President of the Company for $212,015 (July 31, 2015 – $200,467) for advances and expenses incurred on behalf of the Company. The amount is included in due to related parties and is non-interest bearing, unsecured, and due on demand.

c)

During the three months ended October 31, 2015, the Company recognized a total of $3,000 (2014 - $3,000) for donated services at $1,000 per month and $1,500 (2014 - $1,500) for donated rent at $500 per month provided by the President of the Company, which have been included in the statements of operations and comprehensive loss.

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
October 31, 2015
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

The financial instruments consist principally of cash, bank indebtedness, accounts payable, and due to related parties. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2015 and July 31, 2015, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	October 31, 2015	July 31, 2015
	$	$	$	$

Assets:
Cash	–	–	–	–	5,586
Bank indebtedness	(103)	–	–	(103)	–

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2015 and July 31, 2015.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2015, we had bank indebtedness of $103 and a working capital deficit of $207,549. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended October 31,		Percentage
	2015	2014	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(19,119)	(12,374)	54.5%
Net Loss	$(19,119)	$(12,374)	54.5%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2015 and 2014 consisted of the following:

	Three Months
	Ended October 31,	Three Months Ended	Percentage
	2015	October 31, 2014	Increase / (Decrease)
General and Administrative	$5,580	$4,476	24.7%
Foreign Currency Loss (Gain)	391	(5,971)	(106.5)%
Management Fees	3,000	3,000	0.0%
Professional Services	8,648	9,369	(7.7)%
Rent	1,500	1,500	0.0%
Total Operating Expenses	$19,119	$12,374	54.5%

The increase in our operating expenses during the three months ended October 31, 2015 is primarily a result of increases in general and administrative expenses and the recording of an increased foreign currency loss. The increase was partially offset by decreases in professional services.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At October 31, 2015	At July 31, 2015	Increase / (Decrease)
Current Assets	$8,225	$8,186	0.0%
Current Liabilities	(215,774)	(201,116)	7.3%
Working Capital Deficit	$(207,549)	$(192,930)	7.6%

Cash Flows

	Three Months Ended October 31,
	2015	2014
Cash Flows Used In Operating Activities	$(18,804)	$(5,074)
Cash Flows Provided By Financing Activities	11,473	-
Net Effect of Exchange Rate Changes on Cash	1,745	312
Increase (Decrease) In Cash	$(5,586)	$(4,762)

We had no cash on hand and a working capital deficit of $207,549 as at October 31, 2015 compared to cash on hand of $5,586 and a working capital deficit of $192,930 as at July 31, 2015. Our working capital deficit increased as a result of decreases of cash and increases of accrued liabilities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2015, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2015 (the “2015 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2015 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not obtain additional financing, our business will fail

As of October 31, 2015, we had no cash on hand. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)
3.3	Bylaws.(1)
4.1	Form of Convertible Note.(4)
10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)
10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTACT MINERALS CORP.

Date: December 15, 2015	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)