Form 10-Q
period 2016-04-30
Contact Minerals Corp.
filed 2016-06-07
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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
As of June 7, 2016, the Registrant had 16,530,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2016 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

Contact Minerals Corp.
(Unaudited)
April 30, 2016

Contact Minerals Corp.
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	July 31,
	2016	2015
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	258	5,586
Prepaid expenses	4,475	2,600
Total Assets	4,733	8,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4(a))	80	190
Accrued liabilities	478	459
Due to related parties (Note 4(b))	236,068	200,467
Total Liabilities	236,626	201,116

Stockholders’ Deficit
Preferred stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding: 16,530,000 shares	16,530	16,530
Additional paid-in capital	524,629	524,629
Donated capital (Note 4(c))	163,381	149,881
Accumulated deficit	(936,433)	(883,970)
Total Stockholders’ Deficit	(231,893)	(192,930)
Total Liabilities and Stockholders’ Deficit	4,733	8,186

Nature of Operations and Going Concern (Note 1)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015
	$	$	$	$

Expenses

Foreign currency loss (gain)	23,311	9,968	9,857	(18,466)
General and administrative	4,106	3,950	13,746	12,084
Management fees (Note 4(c))	3,000	3,000	9,000	9,000
Professional services	3,536	3,095	15,360	16,802
Rent (Note 4(c))	1,500	1,500	4,500	4,500
Net Loss and Comprehensive Loss	(35,453)	(21,513)	(52,463)	(23,920)
Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	16,530,000	16,530,000	16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	April 30,	April 30,
	2016	2015
	$	$
Operating Activities
Net loss	(52,463)	(23,920)
Adjustments for non-cash items:
Donated services and rent	13,500	13,500
Foreign exchange loss (gain)	8,040	(18,466)
	(30,923)	(28,886)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(18)	147
Prepaid expenses	(1,875)	(4,475)
Net Cash Used in Operating Activities	(32,816)	(33,214)
Financing Activities
Advances from related parties	25,859	38,439
Net Cash Provided by Financing Activities	25,859	38,439
Net effect of exchange rate changes on cash	1,629	(860)
(Decrease) Increase in Cash	(5,328)	4,365
Cash – Beginning of Period	5,586	8,195
Cash – End of Period	258	12,560
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2016
(Unaudited)

1.	Nature of Operations and Going Concern

Contact Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2007. The Company’s principal business is the acquisition and exploration of mineral properties. The Company does not currently own any mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2016, the Company has a working capital deficiency of $231,893 and has accumulated losses of $936,433 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended April 30, 2016, are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

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

a)

As at April 30, 2016, the Company is indebted to a relative of the President of the Company for $80 (CDN$100) (July 31, 2015 - $76 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at April 30, 2016, the Company is indebted to the President of the Company for $236,068 (July 31, 2015 - $200,467) for advances and expenses incurred on behalf of the Company. The amount is included in due to related parties and is non-interest bearing, unsecured, and due on demand.

c)

During the nine months ended April 30, 2016, the Company recognized a total of $9,000 (2015 - $9,000) for donated services at $1,000 per month and $4,500 (2015 - $4,500) for donated rent at $500 per month provided by the President of the Company, which have been included in the statements of operations and comprehensive loss.

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2016
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2016 and July 31, 2015, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	April 30,	July 31,
	(Level 1)	(Level 2)	(Level 3)	2016	2015
	$	$	$	$	$

Assets:
Cash	258	–	–	258	5,586

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of April 30, 2016 and July 31, 2015.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at April 30, 2016, we had cash on hand of $258 and a working capital deficit of $231,893. As such, we will require additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended			Percentage	Nine Months Ended		Percentage
	April 30,			Increase /	April 30,		Increase /
	2016		2015	(Decrease)	2016	2015	(Decrease)
Revenue	$-		$-	n/a	$-	$-	n/a
Expenses	(35,453)		(21,513)	64.8%	(52,463)	(23,920)	119.3%
Net Loss	$(35,453	) $	(21,513)	64.8%	$(52,463)	$(23,920)	119.3%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
General and Administrative	$4,106	$3,950	3.9%	$13,746	$12,084	13.8%
Foreign Currency Loss (Gain)	23,311	9,968	133.9%	9,857	(18,466)	(153.4)%
Management Fees	3,000	3,000	0.0%	9,000	9,000	0.0%
Professional Services	3,536	3,095	14.2%	15,360	16,802	(8.6)%
Rent	1,500	1,500	0.0%	4,500	4,500	0.0%
Total Expenses	$35,453	$21,513	64.8%	$52,463	$23,920	119.3%

During the three months ended April 30, 2016 and 2015, we recorded operating expenses of $35,453 and $21,513 respectively. Our operating expenses increased as a result of increases in foreign currency loss, general and administrative expenses and professional services.

During the nine months ended April 30, 2016 and 2015, we recorded operating expenses of $52,463 and $23,920, respectively. Our operating expenses increased as a result of the recording of a foreign currency loss as compared to a foreign currency gain in the previous year and an increase in general and administrative expenses. The increase was partially offset by a decrease in professional services.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At April 30, 2016	At July 31, 2015	Increase / (Decrease)
Current Assets	$4,733	$8,186	(42.2)%
Current Liabilities	(236,626)	(201,116)	17.7%
Working Capital Deficit	$(231,893)	$(192,930)	20.2%

Cash Flows

	Nine Months Ended April 30,
	2016	2015
Cash Flows (Used In) Operating Activities	$(32,816)	$(33,214)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows Provided By Financing Activities	25,859	38,439
Net Effect of Exchange Rates on Cash	1,629	(860)
Increase (Decrease) In Cash	$(5,328)	$(4,365)

We had cash on hand of $258 and a working capital deficit of $231,893 as at April 30, 2016 compared to cash on hand of $5,586 and a working capital deficit of $192,930 as at July 31, 2015. Our working capital deficit increased as a result of decreases of cash in order to meet ongoing operating expenses and increases in loans from related parties.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2016, and for all periods presented in the attached financial statements, have been included. Interim results for the nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended July 31, 2015 (the “2015 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2015 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2016, we had cash in the amount of $258. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

CONTACT MINERALS CORP.

Date:	June 7, 2016	By:	/s/ Kerry J. McCullagh

KERRY J. MCCULLAGH
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)