Form 10-K
period 2016-07-31
Contact Minerals Corp.
filed 2016-10-25
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $440,350 as of January 31, 2016, based on a price of $0.05, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 24, 2016, the Registrant had 16,530,000 shares of common stock outstanding.

CONTACT MINERALS CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2016

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

Employees

Other than our executive officer, we have no employees as of the date of this Annual Report. We conduct our business largely through agreements with consultants and arms-length third parties.

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

If we do not obtain additional financing, our business will fail

As of July 31, 2016, we had cash in the amount of $534. We plan to identify and acquire an interest in a mineral property. Our ability to acquire a mineral property will be dependent upon obtaining additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. There are no assurances that we will be able to obtain additional financing on terms satisfactory to us.

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

Kerry J. McCullagh, our sole executive officer, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training in these areas, our management may not be fully aware of the specific technical requirements related to working within this industry. Although Mr. McCullagh has some extensive business experience with exploration companies, his decisions and choices may not take into account standard exploration or managerial approaches mineral exploration companies commonly use. Consequently, our operations and ultimate financial success could suffer irreparable harm due to management’s lack of technical know-how in this industry.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Kerry J. McCullagh, our executive officer and director. Mr. McCullagh has worked in the mining exploration industry for over 20 years. We believe that the loss of Mr. McCullagh's business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

Because our sole executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.

Kerry J. McCullagh, our sole executive officer, is also a principal of Polar Capital Corp., now a private British Columbia consulting company providing management and administrative services to mining exploration companies. Because we are in the early stages of our business, Mr. McCullagh devotes approximately 10 hours per week to our affairs. If the demands of our business require the full business time of Mr. McCullagh, he is prepared to adjust his timetable to devote up to 20 hours a week. However, Mr. McCullagh may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. McCullagh's other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. McCullagh's time may lead to a divergence between his interests and the interests of other shareholders.

Because our sole executive officer owns 42% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McCullagh are inconsistent with the best interests of other stockholders.

Kerry J. McCullagh, our sole executive officer, controls 42% of the issued and outstanding shares of our common stock. The interests of Mr. McCullagh may not be, at all times, the same as those of other shareholders. Since Mr. McCullagh is not simply a passive investor but is also our sole executive officer, his interests as an officer may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McCullagh exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. In addition, Mr. McCullagh will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. McCullagh may also have the effect of delaying, deferring or preventing a change in control of Contact, which may be disadvantageous to minority shareholders.

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

Market Information

Our common stock is quoted on OTC Markets Pink under the symbol “CNTM”. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Quarter Ended	High	Low
July 31, 2016	$0.08	$0.05
April 30, 2016	$0.05	$0.05
January 31, 2015	$0.05	$0.05
October 31, 2015	$0.05	$0.05
July 31, 2015	$0.04	$0.01
April 30, 2015	$0.025	$0.025
January 31, 2015	$0.025	$0.025
October 31, 2014	$0.035	$0.035

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of October 24, 2016, we had 29 registered shareholders and 16,530,000 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Plan Of Operation

Our plan of operation for the next twelve months is to identify and acquire an interest in a mineral property on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2016, we had cash on hand of $534 and a working capital deficit of $232,620. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying a mineral property, of which there is no assurance, we anticipate that we will need to obtain financing in order to pursue an exploration program.

Results Of Operations

Summary of Year End Results
			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2016	July 31, 2015	(Decrease)
Revenue	$-	$-	n/a
Expenses	(57,690)	(21,100)	173.4%
Net Loss	$(57,690)	$(21,100)	173.4%

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

Operating Expenses

The major components of our operating expenses for the years ended July 31, 2016 and 2015 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	July 31, 2016	July 31, 2015	(Decrease)
Foreign Currency Gain	$983	$(33,993)	(102.9)%
General and Administrative	18,718	17,000	10.1%
Management Fees	12,000	12,000	0.0%
Professional Services	19,989	20,093	(0.52)%
Rent	6,000	6,000	0.0%
Total Operating Expenses	$57,690	$21,100	173.4%

The increase in our operating expenses from $21,100, during the fiscal year ended July 31, 2015, to $57,690, during the fiscal year ended July 31, 2016, is due to a decrease in foreign currency gain and an increase in general and administrative expenses

Professional services consist of accounting and legal fees in connection with meeting our ongoing reporting obligations under the Exchange Act.

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

Liquidity And Capital Resources

Cash Flows
	Year Ended	Year Ended
	July 31, 2016	July 31, 2015
Net Cash Used In Operating Activities	$(40,169)	$(40,078)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	33,588	33,439
Net effect of exchange rate changes on cash	1,528	(970)
Increase (Decrease) in Cash During Period	$(5,052)	$(2,609)

Working Capital
	Year Ended	Year Ended	Percentage
	July 31, 2016	July 31, 2015	Increase / (Decrease)
Current Assets	$3,134	$8,186	(61.7)%
Current Liabilities	(235,754)	(201,116)	17.2%
Working Capital Deficit	$(232,620)	$(192,930)	20.6%

We had cash on hand of $534 and a working capital deficit of $232,620 as of July 31, 2016 compared to cash on hand of $5,586 and a working capital deficit of $192,930 as of July 31, 2015. Our working capital deficiency increased as a result of increases in loans from related parties.

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

Mineral Property Costs

We have been in the exploration stage since our formation on April 25, 2007 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. We assess the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at the end of each financial reporting period. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized and subsequently amortized using the units-of-production method over the estimated life of the estimated reserves to which they relate. We did not incur any mineral property costs during the years ended July 31, 2016 and 2015.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at July 31, 2016 and 2015;

3.	Statements of Operations and Comprehensive Loss for the years ended July 31, 2016 and July 31, 2015;

4.	Statements of Cash Flows for the years ended July 31, 2016 and July 31, 2015;

5.	Statements of Stockholders’ Deficit for the years ended July 31, 2016 and July 31, 2015; and

6.	Notes to the Financial Statements.

Contact Minerals Corp.

July 31, 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders of Contact Minerals Corp.

We have audited the accompanying balance sheets of Contact Minerals Corp. as of July 31, 2016 and 2015 and the related statements of operations and comprehensive loss, cash flows and stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contact Minerals Corp. as of July 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/S/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

October 24, 2016

Contact Minerals Corp.
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	July 31,
	2016	2015
	$	$
ASSETS
Current Assets
Cash	534	5,586
Prepaid expenses	2,600	2,600
Total Assets	3,134	8,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 3(a))	76	190
Accrued liabilities	777	459
Due to related parties (Note 3(b))	234,901	200,467
Total Liabilities	235,754	201,116

Stockholders’ Deficit
Preferred stock Authorized: 15,000,000 shares, par value $0.001 None issued and outstanding	–	–
Common stock Authorized: 300,000,000 shares, par value $0.001 Issued and outstanding: 16,530,000 shares	16,530	16,530
Additional paid-in capital	524,629	524,629
Donated capital (Note 3(c))	167,881	149,881
Accumulated deficit	(941,660)	(883,970)
Total Stockholders’ Deficit	(232,620)	(192,930)
Total Liabilities and Stockholders’ Deficit	3,134	8,186

Nature of Operations and Going Concern (Note 1)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	For the	For the
	Year	Year
	Ended	Ended
	July 31,	July 31,
	2016	2015
	$	$

Expenses

Foreign currency loss (gain)	983	(33,993)
General and administrative	18,718	17,000
Management fees (Note 3(c))	12,000	12,000
Professional services	19,989	20,093
Rent (Note 3(c))	6,000	6,000

Net Loss and Comprehensive Loss	(57,690)	(21,100)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Cash Flows
(Expressed in U.S. dollars)

	For the	For the
	Year	Year
	Ended	Ended
	July 31,	July 31,
	2016	2015
	$	$
Operating Activities

Net loss	(57,690)	(21,100)

Adjustments for non-cash items:
Donated services and rent	18,000	18,000
Foreign exchange gain	(683)	(34,491)
	(40,373)	(37,591)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	204	113
Prepaid expenses	–	(2,600)

Net Cash Used in Operating Activities	(40,169)	(40,078)

Financing Activities
Advances from related parties	33,588	38,439

Net Cash Provided by Financing Activities	33,588	38,439

Net effect of exchange rate changes on cash	1,529	(970)

Decrease in Cash	(5,052)	(2,609)

Cash – Beginning of Year	5,586	8,195

Cash – End of Year	534	5,586

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Statements of Stockholders’ Deficit
(Expressed in U.S. dollars)

			Additional
	Common	Common	Paid-In	Donated	Accumulated
	Stock	Stock	Capital	Capital	Deficit	Total
	#	$	$	$	$	$
Balance – July 31, 2014	16,530,000	16,530	524,629	131,881	(862,870)	(189,830)
Donated services and rent	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	(21,100)	(21,100)
Balance – July 31, 2015	16,530,000	16,530	524,629	149,881	(883,970)	(192,930)
Donated services and rent	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	(57,690)	(57,690)
Balance – July 31, 2016	16,530,000	16,530	524,629	167,881	(941,660)	(232,620)

(The accompanying notes are an integral part of these financial statements)

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2016

1.	Nature of Operations and Going Concern

Contact Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2007. The Company’s principal business is the acquisition and exploration of mineral properties. The Company does not currently own any mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2016, the Company has a working capital deficiency of $232,620 and has accumulated losses of $941,660 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company’s fiscal year-end is July 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of donated services and rent, fair value measurements, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
July 31, 2016

2.	Summary of Significant Accounting Policies (continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2016 and 2015, there were no potentially dilutive securities outstanding.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2016 and 2015, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2016	July 31, 2015
	$	$	$	$	$

Assets:
Cash	534	–	–	534	5,586

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of July 31, 2016 and 2015.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2016

2.	Summary of Significant Accounting Policies (continued)

	g)	Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company does not have any long-lived assets as of July 31, 2016 and 2015.

	h)	Mineral Property Costs

The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment, at the end of each financial reporting period. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized and subsequently amortized using the units-of-production method over the estimated life of the estimated reserves to which they relate. The Company did not incur any mineral property costs during the years ended July 31, 2016 and 2015.

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

a)

As at July 31, 2016, the Company is indebted to a relative of the President of the Company for $76 (CDN$100) (2015 - $76 (CDN$100)) for expenses incurred on behalf of the Company. The amount is included in accounts payable and is non-interest bearing, unsecured, and due on demand.

b)

As at July 31, 2016, the Company is indebted to the President of the Company for $234,901 (2015 - $200,467) for advances and expenses incurred on behalf of the Company. The amount is included in due to related parties and is non-interest bearing, unsecured, and due on demand.

c)

During the year ended July 31, 2016, the Company recognized a total of $12,000 (2015 - $12,000) for donated services at $1,000 per month and $6,000 (2015 - $6,000) for donated rent at $500 per month provided by the President of the Company, which have been included in the statements of operations and comprehensive loss.

Contact Minerals Corp.
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2016

4.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rates of 35% to income (loss) before taxes is as follows:

	July 31,	July 31,
	2016	2015
Income tax recovery at statutory rate	$(20,190)	$(7,380)
Permanent differences	6,300	6,300
Change in valuation allowance	13,890	1,080
Provision for income taxes	$–	$–

The components of the net deferred income tax asset at July 31, 2016 and 2015 consist of:

	July 31,	July 31,
	2016	2015
Accumulated operating loss carry-forwards	$141,770	$127,880
Valuation allowance	(141,770)	(127,880)
Net deferred income tax asset	$–	$–

At July 31, 2016, the Company has net operating loss carry-forwards of $405,000 which expire between fiscal 2029 and 2036. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2016, the Company did not have any independent directors on its audit committee and did not have a policy on fraud. The Company does not believe that a whistleblower policy is necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that thecontrols and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and directors.

Name	Age	Positions
Kerry J. McCullagh	59	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
Alex Langer	33	Director
William McCullagh	90	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Kerry J. McCullagh has been our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors since our inception on April 25, 2007. Mr. McCullagh has been involved in the mineral exploration industry for more than twenty years though he has no formal professional training or technical credentials in the exploration, development and/or operations of metal mines.

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

Alex Langer was appointed to our Board of Directors on June 29, 2016. Since May 2013, Mr. Langer has been the CEO of Andros Capital and a Director at Blackheath Resources, a mineral exploration company listed on the TSX Venture Exchange. From June 2011 to March 2013, Mr. Langer was the VP of Capital Markets at Oracle Mining Corp., a mineral exploration company listed on the Toronto Stock Exchange. From August 2011 to February 2013, Mr. Langer was a Director at High North Resources, a mineral exploration company listed on the TSX Venture Exchange. From September 2008 to June 2011, Mr. Langer was the Director of Sales and Marketing at ERA Carbon Offsets, a carbon offset marketing company listed on the TSX Venture Exchange. From September 2004 to August 2008, Mr. Langer was an Investment Advisor at Canaccord Capital Ltd.. Mr. Langer has a Master’s Certificate in Finance from the University of Toronto.

William McCullagh was appointed to our Board of Directors on June 29, 2016. Mr. McCullagh has over forty years of experience in mineral exploration, financing and development. Mr. McCullagh was a director of Nomad Ventures Inc., a mineral exploration Company listed on the TSX Ventures Exchange from September 2011 to April 2014. Mr. McCullagh is currently running a placer operation in the Barkerville area of British Columbia, Canada.

Family Relationships

William McCullagh, our director, is the father of Kerry J. McCullagh our sole executive officer.

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

Audit Committee and Audit Committee Financial Expert

We have a separately designated audit committee and the members are Kerry J. McCullagh, Alex Langer and William McCullagh.

None of our audit committee members qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

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

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended July 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh President, Secretary, Treasurer, CEO & CFO	2016 2015	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We do not currently pay our directors or officers any salary or consulting fee. We recognize donated services of $1,000 per month for the services provided by Mr. McCullagh.

Outstanding Equity Awards At Fiscal Year-End

As at July 31, 2016 we had no outstanding equity awards.

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

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 24, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Kerry J. McCullagh CEO, CFO, President, Secretary, Treasurer & Director	7,000,000 Shares (direct)	42.3%
Common Stock	Alex Langer Director	10,000 Shares (direct)	0.06%
Common Stock	William McCullagh Director	713,000 Shares (direct)	4.31%
Common Stock	All Officers and Directors as a Group (3 persons)	7,723,000 Shares	46.7%
5% SHAREHOLDERS
Common Stock	Kerry J. McCullagh CEO, CFO, President, Secretary, Treasurer & Director 595 Hornby Street, Suite 706, Vancouver, BC V6C 2E8	7,000,000 Shares (direct)	42.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 24, 2016. As of October 24, 2016, there were 16,530,000 shares of our common stock issued and outstanding.

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

As at July 31, 2016, we are indebted to Mr. Kerry J. McCullagh $234,901 (2015 - $200,467) for advances and expenses incurred on our behalf. The amount is non-interest bearing, unsecured and due on demand.

Director Independence

Our common stock is quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Kerry J. McCullagh, is also our sole executive officer. As a result, we do not have any independent directors.

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

Board of Directors

Our Board of Directors is currently comprised of three members, Kerry J. McCullagh, Alex Langer and William McCullagh. Kerry J. McCullagh is not “independent”, as that term is defined in National Instrument 52-110, due to the fact that he is our sole executive officer. William McCullagh is not “independent,” as that term is described in National Instrument 52-110, due to the fact Kerry McCullagh is his immediate family member and an executive officer of the Company.

Directorships

Kerry J. McCullagh, and William McCullagh are not currently directors or officers of any other reporting issuer (or the equivalent in a foreign jurisdiction). Alex Langer is currently the CEO of Blackheath Resources which is listed on the TSX Venture Exchange.

Orientation and Continuing Education

Kerry J. McCullagh provides an overview of our business activities, systems and business plan to all new directors. New director candidates have free access to any of our records, employees or senior management in order to conduct their own due diligence and will be briefed on the strategic plans, short, medium and long term corporate objectives, business risks and mitigation strategies, corporate governance guidelines and existing policies of the Company. Directors are encouraged to update their skills and knowledge by taking courses and attending professional seminars.

Ethical Business Conduct

Our directors believe good corporate governance is an integral component to the success of the Company and to meet responsibilities to shareholders. Generally, our directors have found that the fiduciary duties placed on individual directors by the Company’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board of Directors in which the director has an interest have been sufficient to ensure that the Board of Directors operates independently of management and in the best interests of the Company.

Our directors are also responsible for applying governance principles and practices, and tracking development in corporate governance, and adapting “best practices” to suit the needs of the Company. The directors may also be a director and officer of other companies, and conflicts of interest may arise between his duties. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as applicable under the Nevada Revised Statutes.

Nomination of Directors

Our directors have not formed a nominating committee or similar committee to assist him with the nomination of directors for the Company. Our directors consider the size of the Board of Directors to be too small to warrant creation of such a committee; and our directors have contacts they can draw upon to identify new members of the Board of Directors as needed from time to time.

Our directors will continually assess the size, structure and composition of the Board of Directors, taking into consideration its current strengths, skills and experience, proposed retirements and the requirements and strategic direction of the Company. As required, directors will recommend suitable candidates for consideration as members of the Board of Directors.

Assessments

Our directors have not implemented a process for assessing their effectiveness. As a result of our small size and stage of development, our directors consider a formal assessment process to be inappropriate at this time. Our directors plans to continue evaluating their own effectiveness on an ad hoc basis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended July 31, 2016	Year Ended July 31, 2015
Audit Fees	$14,600	$14,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,600	$14,600

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(3)
3.3	Bylaws.(1)
4.1	Form of Convertible Note.(4)
10.1	Property Option Agreement dated June 30, 2007 between William McCullagh and Contact Minerals Corp.(1)
10.2	Amendment to Property Option Agreement between William McCullagh and Contact Minerals Corp.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 filed on October 1, 2007.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on October 29, 2008.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 9, 2009.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	October 25, 2016	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 25, 2016	By:	/s/ Kerry J. McCullagh
KERRY J. McCULLAGH
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)
Director

Date:	October 25, 2016	By:	/s/ Alex Langer
ALEX LANGER
Director

Date:	October 25, 2016	By:	/s/ William McCullagh
WILLIAM McCULLAGH
Director