Form 10-K
period 2017-07-31
Contact Minerals Corp.
filed 2017-10-27
CIK 1409175

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52879

CONTACT MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	39-2060052
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1st Floor, Block A, Axis Business Campus No. 13A & 13B, Jalan 225, Section 51A
46100 Petaling Jaya Selangor, Malaysia
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code +60 17 380 2755

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $428,805 as of January 31, 2017, based on a price of $0.045, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 17, 2017, the Registrant had 95,300,000 shares of common stock outstanding.

CONTACT MINERALS CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JULY 31, 2017

i

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

Corporate Overview and 2017 Change in Control

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were initially an exploration stage company engaged in the acquisition and exploration of mineral properties. We were incorporated under the laws of the State of Nevada on April 25, 2007. Our business office is located at 22A-3, Jalan Metro Pudu, Off Jalan Loke Yew, Fraser Business Park 55100, Kuala Lumpur, Malaysia.

Effective August 29, 2017, Contact Minerals Corp. (the “Company”) and Kerry McCullagh, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (the “Seller”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Shiong Han Wee and Kwueh Lin Wong (Mr. Wee and Mr. Wong. collectively being the “Purchasers”). Under the terms of the Stock Purchase Agreement, the Purchasers agreed to purchase 7,000,000 shares from the Seller (the Seller Shares”) and 78,770,000 shares from the Company (the “Issued Shares”) for an aggregate purchase price of $350,000.

In connection with the Stock Purchase Agreement, Mr. McCullagh received $350,000, $50,000 of which was allocated to the Seller Shares and $300,000 to the Issued Shares. The $300,000 was directed to Mr. McCullagh in full settlement of all company debts owed to Mr. McCullagh and in consideration of settling any claims against the Company by Mr. McCullagh. The sale of the Seller Shares and the Issued Shares consummated September 11, 2017.

Upon the consummation of the sale, Kerry McCullagh, Alex Langer and William McCullagh, our former executive officers and directors, resigned from all of their positions with the Company. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	40	Director, Chief Executive Officer
Kwueh Lin Wong	40	Director, Chief Financial Officer and Secretary

Chee Kuen Chim and Pui Hold Ho were each appointed to serve as a Director of the Company effective September 22, 2017.

We currently have no business operations or significant assets. We are in active discussions to acquire a company operating in the mobile and technology space that is affiliated with Messrs. Wee and Wong. While we hope to make such acquisition in the near future there can be no assurances that we will be successful in acquiring our identified target company or another operating company, if at all.

Employees. As of the date of this Annual Report, we did not have any employees. We expect to hire employees after the acquisition of an operating business.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES.

We maintain our 7,000 square feet corporate office at 1st Floor, Block A, Axis Business Campus, No. 13A and 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor Malaysia. We are in the process of finalizing the terms of our lease and expect our monthly lease amount to be approximately $5,000 for a 3 year tenure.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Markets Pink under the symbol “CNTM”. The high and the low bid prices for our shares for each quarter of our last two fiscal years were:

Quarter Ended	High	Low
July 31, 2017	$0.048	$0.048
April 30, 2017	$0.05	$0.045
January 31, 2017	$0.05	$0.045
October 31, 2016	$0.05	$0.05
July 31, 2016	$0.08	$0.05
April 30, 2016	$0.05	$0.05
January 31, 2015	$0.05	$0.05
October 31, 2015	$0.05	$0.05

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of October 17, 2017, we had 30 registered shareholders and 95,300,000 shares of our common stock issued and outstanding.

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

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

Recent Sales Of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were initially an exploration stage company engaged in the acquisition and exploration of mineral properties. We were incorporated under the laws of the State of Nevada on April 25, 2007. Our business office is located at 22A-3, Jalan Metro Pudu, Off Jalan Loke Yew, Fraser Business Park 55100, Kuala Lumpur, Malaysia.

Effective August 29, 2017, Contact Minerals Corp. (the “Company”) and Kerry McCullagh, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (the “Seller”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Shiong Han Wee and Kwueh Lin Wong (Mr. Wee and Mr. Wong. collectively being the “Purchasers”). Under the terms of the Stock Purchase Agreement, the Purchasers agreed to purchase 7,000,000 shares from the Seller (the Seller Shares”) and 78,770,000 shares from the Company (the “Issued Shares”) for an aggregate purchase price of $350,000. The sale of the Seller Shares and the Issued Shares consummated September 11, 2017.

Upon the consummation of the sale, Kerry McCullagh, Alex Langer and William McCullagh, our former executive officers and directors, resigned from all of their positions with the Company. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	40	Director, Chief Executive Officer
Kwueh Lin Wong	40	Director, Chief Financial Officer and Secretary

Chee Kuen Chim and Pui Hold Ho were each appointed to serve as a Director of the Company effective September 22, 2017.

We currently have no business operations or significant assets. We are in active discussions to acquire a company operating in the mobile and technology space that is affiliated with Messrs. Wee and Wong. While we hope to make such acquisition in the near future there can be no assurances that we will be successful in acquiring our identified target company or another operating company, if at all.

Results Of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same.

We have not yet generated significant revenues and have a working capital deficiency of $290,647 as of July 31, 2017 and accumulated losses of $1,017,687 since its inception.

The following table provides selected financial data about our company as of July 31, 2017 and 2016.

Summary of Year End Results

	Year Ended	Year Ended
	July 31, 2017	July 31, 2016
Revenue	$–	$–
General and administrative expenses	(62,454)	(56,707)
Other income (expenses)	(13,573)	(983)
Net Loss	$(76,027)	$(57,690)

Revenues. We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we are able to acquire an operating company.

Operating Expenses. Operating expenses were $62,454 for the year ended July 31, 2017, consisting of general and administrative expenses. Operating expenses were $56,707 for the year ended July 31, 2016, consisting solely of general and administrative expenses. The increase in operating expenses was primarily attributable to the increase in professional and office and miscellaneous expenses.

Net Loss. During fiscal 2017, we incurred a net loss of $76,027 as compared with $57,690 during fiscal 2016. The increase in net loss is attributable to the increase in our general and administrative expenses and the increase in foreign currency loss from $983 in fiscal 2016 to $13,573 in fiscal 2017.

Liquidity and Capital Resources

Working Capital

	Year Ended	Year Ended
	July 31, 2017	July 31, 2016
Current Assets	$7,167	$3,134
Current Liabilities	297,814	235,754
Working Capital Deficit	$(290,647)	$(232,620)

We had cash and cash equivalents of $2,484 and a working capital deficit of $290,647 as of July 31, 2017, compared to cash and cash equivalents of $534 and a working capital deficit of $232,620 as of July 31, 2016. Our working capital deficiency primarily increased as a result of increases in loans from related parties.

Cash Flows

	Year Ended	Year Ended
	July 31, 2017	July 31, 2016
Net Cash Used In Operating Activities	$(46,378)	$(40,169)
Net Cash Used In Investing Activities	–	–
Net Cash Provided By Financing Activities	48,695	33,588
Net effect of exchange rate changes on cash	(367)	1,529
Increase (Decrease) in Cash and Cash Equivalents During Period	$1,950	$(5,052)

Cash Flow from Operating Activities

During the year ended July 31, 2017, net cash used in operating activities was $46,378, compared to $40,169 for the year ended July 31, 2016. Net cash used in operating activities in fiscal 2017 consisted primarily of a net loss of $76,027 and an increase in prepaid expenses of $2,083, offset by donated services and rent of $18,000 and foreign exchange loss of $13,573. Net cash used in fiscal 2016 consisted primarily of a net loss of $57,690 offset by donated services and rent of $18,000. The increase in cash used in operating activities was mainly due to the increase in net loss and prepaid expenses, offset by a foreign exchange loss of $13,573.

Cash Flow from Investing Activities

During the years ended July 31, 2017, and 2016, there was no net cash used in investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2017, financing activities provided net cash of $48,695, consisting of advances from related parties.

During the year ended July 31, 2016, financing activities provided net cash of $33,588, consisting of advances from related parties.

Financing Requirements

We expect to acquire an operating company in the near future. If we are successful in consummating such an acquisition, we expect our ability to maintain and expand such operating company to be dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed.

We anticipate continuing to rely on equity sales of our common shares and advances from our executive officers and directors in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in note 2 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at July 31, 2017, the Company has working capital deficiency of $290,647 and has accumulated losses of $1,017,687 since its inception. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Contact Minerals Corp.

July 31, 2017

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Boards of Directors

Contact Minerals Corp.

Kuala Lumpur, Malaysia

We have audited the accompanying balance sheet of Contact Minerals Corp., as of July 31, 2017, and the related statements of operations and comprehensive (income) loss, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contact Minerals Corp. as of July 31, 2017, and the results of its operations and other comprehensive (income) loss, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Contact Minerals Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a working capital deficit and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

KCCW Accountancy Corp.

Diamond Bar, California

October 14, 2017

KCCW Accountancy Corp.

3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

11th Floor, 1050 West Pender St. Vancouver, BC, Canada V6E 3S7 Tel: 604.714.3600 Fax: 604.714.3669 Web: manningelliott.com

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

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

October 24, 2016

CONTACT MINERALS CORP.

BALANCE SHEETS

	July 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$2,484	$534
Prepaid expenses	4,683	2,600
Total Current Assets	7,167	3,134

Total Assets	$7,167	$3,134

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	80	76
Accrued expenses	981	777
Due to related parties	296,753	234,901
Total Current Liabilities	297,814	235,754
Total Liabilities	297,814	235,754

Stockholder's Deficit
Preferred stock 15,000,000 shares authorized, par value $0.001 None issued and outstanding	–	–
Common stock 300,000,000 shares authorized, par value $0.001 16,530,000 shares issued and outstanding	16,530	16,530
Additional paid-in capital	524,629	524,629
Donated capital	185,881	167,881
Accumulated deficit	(1,017,687)	(941,660)
Total Stockholder's Deficit	(290,647)	(232,620)

Total Liabilities and Stockholder's Deficit	$7,167	$3,134

(The accompanying notes are an integral part of these financial statements)

CONTACT MINERALS CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended July 31,
	2017	2016
Net revenue	$–	$–

General and administrative expenses	62,454	56,707

Loss from operations	(62,454)	(56,707)

Other income (expenses)
Foreign currency gain (loss)	(13,573)	(983)
Total other income (expenses)	(13,573)	(983)

Loss before income taxes	(76,027)	(57,690)
Provision for income taxes expense	–	–
Net Loss and Comprehensive Loss	$(76,027)	$(57,690)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	16,530,000	16,530,000

(The accompanying notes are an integral part of these financial statements)

CONTACT MINERALS CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2017	2016
Cash flows from operating activities
Net loss	$(76,027)	$(57,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange losses (gains)	13,573	(683)
Donated services and rent	18,000	18,000
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	(2,083)	–
Increase (Decrease) in accounts payable and accrued liabilities	159	204
Net cash used in operating activities	(46,378)	(40,169)

Cash flows from financing activities
Advances from related parties	48,695	33,588
Net cash provided by financing activities	48,695	33,588

Effect of exchange rate changes on cash and cash equivalents	(367)	1,529

Net increase (decrease) in cash and cash equivalents	1,950	(5,052)

Cash and cash equivalents
Beginning	534	5,586
Ending	$2,484	$534

Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$–	$–
Interest expense	$–	$–

(The accompanying notes are an integral part of these financial statements)

CONTACT MINERALS CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

	Common Stock		Paid-in	Donated	Accumulated
	Shares	Amount	Capital	Capital	Deficits	Total
Balance at July 31, 2015	16,530,000	$16,530	$524,629	$149,881	$(883,970)	$(192,930)
Donated services and rent	–	–	–	18,000	–	18,000
Net loss	–	–	–	–	(57,690)	(57,690)
Balance at July 31, 2016	16,530,000	$16,530	$524,629	$167,881	$(941,660)	$(232,620)
Donated services and rent	–	–	–	18,000	–	18,000
Net loss	–	–	–	–	(76,027)	(76,027)
Balance at July 31, 2017	16,530,000	$16,530	$524,629	$185,881	$(1,017,687)	$(290,647)

(The accompanying notes are an integral part of these financial statements)

CONTACT MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations and Going Concern

Contact Minerals Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2007. The Company’s principal business is the acquisition and exploration of mineral properties. The Company does not currently own any mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in the prospective properties, the confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of July 31, 2017, the Company had a working capital deficiency of $290,647 and has accumulated losses of $1,017,687 since its inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue to review and assess new mineral exploration or development projects for acquisition. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars. The Company’s fiscal year-end is July 31.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of donated services and rent, fair value measurements and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars during the years ended July 31, 2017 and 2016. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

CONTACT MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

e)	Basic and Diluted Net Income (Loss) Per Share

Basic earnings per shares (EPS) are computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2017 and 2016, there were no potentially dilutive securities outstanding.

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

The financial instruments consist principally of cash, accounts payable, accrued expenses, and due to related parties. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2017, and 2016, as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2017	July 31, 2016
	$	$	$	$	$

Assets:
Cash	2,484	–	–	2,484	534

CONTACT MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

The carrying values of liabilities of the Company, such as accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of July 31, 2017, and 2016.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

g)	Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company does not have any long-lived assets as of July 31, 2017, and 2016.

h)	Mineral Property Costs

The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at the end of each financial reporting period. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized and subsequently amortized using the units-of-production method over the estimated life of the estimated reserves to which they relate. The Company did not incur any mineral property costs during the years ended July 31, 2017, and 2016.

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

k)	Reclassification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income (loss) or accumulated deficit.

l)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

CONTACT MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

3.	Related Party Transactions and Balances

a)	As of July 31, 2017 and 2016, the Company is indebted to a relative of the President of the Company for $80 (CDN$100) and $76 (CDN$100), respectively, for expenses incurred on behalf of the Company. The amounts are included in accounts payable and are non-interest bearing, unsecured, and due on demand.

b)	As of July 31, 2017 and 2016, the Company is indebted to the former President of the Company for $296,753 and $234,901, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

c)	During the years ended July 31, 2017 and 2016, the Company recognized a total of $12,000 and $12,000, respectively, for donated services at $1,000 per month and $6,000 and $6,000, respectively, for donated rent at $500 per month provided by the former President of the Company, which have been included in the statements of operations and comprehensive (loss) income.

4.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rates of 35% to income (loss) before taxes is as follows:

	July 31, 2017	July 31, 2016

Income tax recovery at statutory rate	$(26,610)	$(20,190)

Permanent differences	6,300	6,300

Change in valuation allowance	20,310	13,890

Provision for income taxes	$–	$–

The components of the net deferred income tax asset at July 31, 2017 and 2016 consist of:

	July 31, 2017	July 31, 2016

Accumulated net operating loss carry-forwards	$162,080	$141,770

Valuation allowance	(162,080)	(141,770)

Net deferred income tax asset	$–	$–

At July 31, 2017, the Company has net operating loss carry-forwards of approximately $463,090 which expire between fiscal 2028 and 2037. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382 of the Internal Revenue Code.

CONTACT MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

5.	Subsequent Event

On August 29, 2017, the Company and Kerry McCullagh, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (the “Seller”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Shiong Han Wee and Kwueh Lin Wong (Mr. Wee and Mr. Wong. collectively being the “Purchasers”). Under the terms of the Stock Purchase Agreement, the Purchasers have agreed to purchase 7,000,000 shares from the Seller (the Seller Shares”) and 78,770,000 shares from the Company (the “Issued Shares”) for an aggregate purchase price of $350,000. In connection with the Stock Purchase Agreement, Mr. McCullagh will receive $350,000. Of the $350,000, $50,000 is for the sale of his Shares to the Purchasers and $300,000 is from the sale of common stock by the Company. The $300,000 of proceeds from the sale of Company stock is to be directed to Mr. McCullagh in full settlement of all company debts owed to Mr. McCullagh and in consideration of settling any claims against the Company by Mr. McCullagh.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of July 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Additionally, as reported in our Current Report on Form 8-K that we filed on September 18, 2017, effective September 18, 2017, we dismissed Manning Elliot LLP (“ME”) as our independent registered auditor and we engaged KCCW Accountancy Corp. (“KCCW”) to replace ME as our new independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date. In its assessment of the effectiveness of internal control over financial reporting as of the Evaluation Date, management determined that there were control deficiencies that constituted the following material weaknesses:

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2017, the Company did not have any independent directors on its audit committee and did not have a policy on fraud. The Company does not believe that a whistleblower policy is necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management’s override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel. As part of its efforts, on September 22, 2017, we established an audit committee and appointed two independent directors, Messrs. Ho and Chim, to serve on such committee.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors, director nominees and executive officers of the Company. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions
Shiong Han Wee	40	Chief Executive Officer, Director
Kwueh Lin Wong	40	Chief Financial Officer, Secretary and Director
Chee Kuen Chim	52	Director
Pui Hold Ho	35	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Shiong Han Wee, age 40, has served as our Chief Executive Officer and director since August 29, 2017. He has over 15 years experience as a business consultant and coach to the Malaysian business community. Since 2011, Mr. Wee has served as the founder, Chief Executive Officer and director of the MIG Group of Companies, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2007 to 2009, Mr. Wee served as a director of Future Focus Academic Sdn. Bhd., an education company. Mr. Wee received his undergraduate degree in Business Management from the University of Bolton in the United Kingdom in 2002 and his “A Levels” designation from the SEGI College in Kuala Lumpur, Malaysia in 1998.

Mr. Wee is the 2015 recipient of the Malaysia Young Entrepreneur Award. He also received the Singapore Prominent Brand Award in 2015 in connection with his work with MIG Network International Pte. Ltd (Singapore). Mr. Wee brings to our Board his business experience in the Internet and mobile industries.

Kwueh Lin Wong, age 40, has served as our Chief Financial Officer, Secretary and director since August 29, 2017. He has over 10 years experience as an IT consultant and business consultant. Since 2011, Mr. Wong has served as the founder and director of the MIG Group of Companies, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2008 to 2014, Mr. Wong was a consultant for Pusat Tiusyen Makmur Maju, an education company. From 2007 to 2009, he served as a director of Future Focus Academic Sdn. Bhd., an education company. From 2004 to 2007, he served as the Marketing Manager of All IT Marketing Sdn. Bhd. Mr. Wong received his Degree in Engineering from Computer Multimedia University in Selangor Malaysia in 2005. He received an Advanced Diploma in Computer Engineering in 2000 and a Diploma in Computer Engineering in 1998 from Informatics College in Kuala Lumpur, Malaysia. Mr. Wong brings to our Board his deep experience in computer engineering and internet and mobile industries.

Chee Kuen Chim, age 52, was appointed to our Board of Directors since September 22, 2017. He is an accountant by profession and is a member of the Malaysian Institute of Accountants (MIA). Mr. Chim currently advises on finance, human resources and management matters. From May 2016 to January 2017, he served as the Group General Manager of Trendmaker Inc. Limited (OTC: TMIN), a global health and wellness company. From June 2009 to March 2016, he was the Chief Financial Officer and director of VTTI Asia (Singapore) and ATT Tanjung Bin (Malaysia), members of the VTTI Group companies that includes VTTI Energy Partners LP (NYSE: VTTI), a leading petroleum product and crude oil company. Mr. Chim served as the Senior Finance Manager of Diaolog Group Bhd., a leading integrated technical services provider in the oil and gas industry from June 2007 to May 2009. Mr. Chim brings to the Board of Directors his experiences in finance, management, marketing, human resource information technology and quality management systems know-how.

Pui Hold Ho, age 35, was appointed to our board of directors on September 22, 2017. He is an accountant by profession, a fellow member of the Association of Chartered Certified Accountants (FCCA), United Kingdom, and a member of the Malaysian Institute of Accountants (MIA). Mr. Ho has over 12 years of professional experience in auditing, banking and corporate finance. He started his career in 2004 by joining a Singapore advisory firm as IPO consultant where he participated in a few successful listing of companies in SGX. He then joined Ernst & Young as Senior Audit Associate until 2009 before he left to join AmBank (M) Berhad – Corporate & Institutional Banking. In the bank, he was responsible in client credit evaluation and marketing of the Bank’s products mainly in debt capital market, offshore loan syndication, corporate finance advisory & treasury products. To further advance his career, he took up the chief financial officer position in a foreign company listed on Bursa Malaysia Securities Berhad until 2013. He now sits on the board of the following companies listed on Main Market of Bursa Malaysia Securities Berhad: HB Global Limited, a food processing company specializing in the production of Ready-to-Serve foods; Malaysia Pacific Corporation Berhad, a property development and investment corporation; Milux Corporation Berhad, a manufacturer of gas appliances, water heaters and gas regulators and distributors of gas and electrical home appliances; Multi-Usage Holdings Berhad, an investment holding and management services company; and Aturmaju Berhad, an integrated wood manufacturer which processes or provides sawn timber, veneer and hiring of scow and tug boats. Mr. Ho brings to the Board of Directors his financial and accounting experience as well as public company governance expertise.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Effective September 22, 2017, we formed an Audit Committee which is comprised of our two independent directors: Chee Kuen Chim and Pui Hold Ho. A copy of the charter for our Audit Committee is filed as Exhibit 99.1. Pui Hold Ho currently serves as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

We have not formed separate Corporate Governance and Compensation and Nominations committees. Our entire Board performs the functions of the Corporate Governance and Compensation and Nominations committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2017, and up to the date of this proxy statement, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Board Meetings

Prior to the change in control on September 11, 2017, our board of directors consisted solely of Kerry McCullagh, Alex Langer and William McCullagh. Our board of directors currently consists of Shiong Han Wee, Kwueh Lin Wong, Pui Hold Ho and Chee Kuen Chim. The board held no formal meetings during the year ended July 31, 2017, but took actions via unanimous written consent. We expect our current board to act by written consent or through board meetings in accordance with the provisions of the Nevada General Corporate Law and our Bylaws.

Nomination Process

As of July 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Corporate Governance & Board Independence; Canadian National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company to disclose annually on our Annual Report certain information concerning corporate governance.

Our Board of Directors consists of four directors: Shiong Han Wee, Kwueh Lin Wong, Pui Hold Ho and Chee Kuen Chim. We established an audit committee which is comprised of our two independent directors: Pui Hold Ho and Chee Kuen Chim. Messrs. Ho and Chim are also “independent,” as that term is described in National Instrument 52-110, and each qualifies as an “audit committee financial expert” as such term is defined under 17 CFR 229.407(d)(5).

We have not yet established a Nominating or Governance Committees as standing committees but expect to do so as our business matures. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. All functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. The Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent Chairman

•	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Wee’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.
•	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Involvement in Certain Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

We are not a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Philosophy and Objectives

Currently, our executive directors and officers do not receive compensation for services in such capacities. We expect to establish a compensation plan as our company matures. We expect that our executive compensation philosophy will be to create a long-term direct relationship between pay and our performance. Our executive compensation program will be designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives will be to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. We expect the compensation package of our named executive officers to consist of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

As we do not have Compensation Committee, our Board will be responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. The Board or Compensation Committee will annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. The Board or Compensation Committee may award discretionary bonuses to each of the named executives, and reviews and approves the process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, the Board or Compensation Committee will review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

We expect out Chief Executive Officer to periodically provide the Board or Compensation Committee with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board of Compensation Committee will provide an evaluation for the Chief Executive Officer. These evaluations will serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We expect to engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

We expect our executive compensation program to consist of the following elements:

Base Salary

Our base salary structure will be designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer will reflect our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board/Compensation Committee will consider all of these factors, though it will not assign specific weights to any factor. The Board/Compensation Committee will generally review the base salary for each named executive officer on an annual basis. For each of our named executive officers, we expect to review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards will be to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board/Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board/Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2017.

Stock Holdings

The Board/Compensation Committee recognizes the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s stockholders. Initially, we expect the Board/Compensation Committee to emphasize the cash-based portion of our compensation program over a stock program because it believes the discretionary nature of the cash-based compensation gives it the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the Board/Compensation Committee deems appropriate.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh(1) President, Secretary, Treasurer, CEO & CFO	2017 2016	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Shiong Han Wee (1) Chief Executive Officer	2017	$0	$0	$0	$0	$0	$0	$0	$0

(1) Effective August 29, 2017, Mr. McCullagh resigned from all of his positions with the Company. Mr. Shiong Han Wee was appointed to serve as our Chief Executive Officer and director on August 29, 2017.

Narrative Disclosure to Summary Compensation Table

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

We do not currently pay our directors or officers any salary or consulting fee. During the fiscal year ended July 31, 2017, we recognized donated services of $1,000 per month in an aggregate amount of $12,000 for the services provided by Mr. McCullagh.

Outstanding Equity Awards At Fiscal Year-End

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation Risk Management

Our Board of directors conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, our Board concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee.

Compensation Committee Report

Our Board has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Submitted by members of the Board of Directors:

Shiong Han Wee

Kwueh Lin Wong

Chee Kuen Chim

Pui Hold Ho

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 17, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Shiong Han Wee	42,885,500	45%
Kwueh Lin Wong	42,885,500	45%

All executive officers and directors as a group (four persons)	85,771,000	90%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 17, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 17, 2017, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Unless otherwise noted, the business address of each beneficial owner listed is 22A-3, Jalan Metro Pudu, Off Jalan Loke Yew, Fraser Business Park 55100, Kuala Lumpur, Malaysia. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Changes In Control

Effective August 29, 2017, Contact Minerals Corp. (the “Company”) and Kerry McCullagh, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (the “Seller”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Shiong Han Wee and Kwueh Lin Wong (Mr. Wee and Mr. Wong. collectively being the “Purchasers”). Under the terms of the Stock Purchase Agreement, the Purchasers agreed to purchase 7,000,000 shares from the Seller (the Seller Shares”) and 78,770,000 shares from the Company (the “Issued Shares”) for an aggregate purchase price of $350,000.

In connection with the Stock Purchase Agreement, Mr. McCullagh received $350,000, $50,000 of which was allocated to the Seller Shares and $300,000 to the Issued Shares. The $300,000 was directed to Mr. McCullagh in full settlement of all company debts owed to Mr. McCullagh and in consideration of settling any claims against the Company by Mr. McCullagh. The sale of the Seller Shares and the Issued Shares consummated September 11, 2017.

Upon the consummation of the sale, Kerry McCullagh, Alex Langer and William McCullagh, our former executive officers and directors, resigned from all of their positions with the Company. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	40	Director, Chief Executive Officer
Kwueh Lin Wong	40	Director, Chief Financial Officer and Secretary

Chee Kuen Chim and Pui Hold Ho were each appointed to serve as a Director of the Company effective September 22, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

As of July 31, 2017 and 2016, the Company is indebted to a relative of the President of the Company for $80 (CDN$100) and $76 (CDN$100), respectively, for expenses incurred on behalf of the Company. The amounts are included in accounts payable and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2017 and 2016, we were indebted to Kerry J. McCullagh, our former President, in the amount of $296,753 and $234,901, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

During the years ended July 31, 2017 and 2016, we recognized a total of $12,000 and $12,000, respectively, for donated services at $1,000 per month and $6,000 and $6,000, respectively, for donated rent at $500 per month provided by Kerry J. McCullagh, our former President, which have been included in the statements of operations and comprehensive (loss) income.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended July 31, 2017	Year Ended July 31, 2016
Audit Fees	$10,000	$14,600
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$10,000	$14,600

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

On September 22, 2017, our Board of Directors adopted certain pre-approval policies and procedures, which are more fully described in Exhibit 99.2.

Prior to the establishment of our Audit Committee and the adoption of our Pre-Approval Procedures, our board of directors pre-approved all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(2)
3.3	Bylaws.(1)
24	Power of Attorney*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
99.2	Pre-Approval Procedures. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTACT MINERALS CORP.

Date:	October 27, 2017	By:	/s/ Shiong Han Wee
SHIONG HAN WEE
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 27, 2017	By:	/s/ Shiong Han Wee
SHIONG HAN WEE
Chief Executive Officer
(Principal Executive Officer and Director)

Date:	October 27, 2017	By:	/s/ Kwueh Lin Wong
KWUEH LIN WONG
Chief Financial Officer
(Principal Financial Officer and Director)

Date:	October 27, 2017	By:	/s/ Chee Kuen Chim
CHEE KUEN CHIM
Director

Date:	October 27, 2017	By:	/s/ Pui Hold Ho
PUI HOLD HO
Director

Representing all of the members of the Board of Directors.

* By	/s/ Shiong Han Wee
SHIONG HAN WEE
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

