Form 10-Q
period 2017-10-31
WECONNECT Tech International, Inc.
filed 2017-12-18
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-184061

WECONNECT TECH INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	39-2060052
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1st Floor, Block A, Axis Business Campus

No. 13A & 13B, Jalan 225, Section 51A

46100 Petaling Jaya

Selangor, Malaysia

+60 17 380 2755
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of December 6, 2017, the issuer had outstanding 95,300,000 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

(formerly Contact Minerals Corp.)

Balance Sheets

	October 31,	July 31,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$555	$2,484
Prepaid expenses	1,808	4,683
Total Current Assets	2,363	7,167

Total Assets	$2,363	$7,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	12,868	80
Accrued expenses	1,441	981
Due to related parties	20,956	296,753
Total Current Liabilities	35,265	297,814

Total Liabilities	35,265	297,814

Stockholders' Deficit
Preferred stock 30,000,000 shares authorized, par value $0.001, None issued and outstanding	–	–
Common stock 1,000,000,000 shares authorized, par value $0.001, 95,300,000 and 16,530,000 shares issued and outstanding at October 31, 2017 and July 31, 2017	95,300	16,530
Additional paid-in capital	745,859	524,629
Donated capital	187,381	185,881
Accumulated deficit	(1,061,442)	(1,017,687)
Total Stockholders' Deficit	(32,902)	(290,647)

Total Liabilities and Stockholders' Deficit	$2,363	$7,167

(The accompanying notes are an integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

(FORMERLY CONTACT MINERALS CORP.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended October 31,
	2017	2016
Net revenue	$–	$–

General and administrative expenses	38,621	20,487

Loss from operations	(38,621)	(20,487)

Other income (expenses)
Foreign currency gain (loss)	(5,134)	5,909
Total other income (expenses)	(5,134)	5,909

Income (loss) before income tax	(43,755)	(14,578)
Provision for income tax	–	–
Net Loss and Comprehensive Loss	$(43,755)	$(14,578)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	60,195,978	16,530,000

(The accompanying notes are an integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

(FORMERLY CONTACT MINERALS CORP.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended October 31,
	2017	2016
Cash flows from operating activities
Net loss	$(43,755)	$(14,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign exchange gains and losses	5,134	(5,325)
Donated services and rent	1,500	4,500
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	2,875	(8,125)
Increase in accounts payable and accrued expenses	13,603	9,868
Increase in due to related parties	20,956	16,478
Net cash provided by operating activities	313	2,818

Effect of exchange rate changes on cash and cash equivalents	(2,242)	(723)

Net increase (decrease) in cash and cash equivalents	(1,929)	2,095

Cash and cash equivalents
Beginning	2,484	534
Ending	$555	$2,629
		–
Supplemental disclosure of cash flows
Cash paid during the year for:
Income tax	$–	$–
Interest expense	$–	$–

Non-cash financing and investing activities
Common shares issued for due to related party	$300,000	$–

(The accompanying notes are an integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	Nature of Operations and Going Concern

WECONNECT TECH INTERNATIONAL, INC. (formerly Contact Minerals Corp.) (the “Company”) was incorporated in the State of Nevada on April 25, 2007. The Company is currently a “shell company” with no meaningful assets or operations other than its efforts to identify and merge with an operating company. The Company was initially an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company does not currently own any mineral properties. Effective on November 6, 2017, the Company changed its name to WECONNECT TECH INTERNATIONAL, INC.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of October 31, 2017, the Company had a working capital deficiency of $32,902 and had accumulated losses of $1,061,442 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue identify and merge with an operating company. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2017 filed on October 27, 2017.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended October 31, 2017, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2018.

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

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of October 31, 2017 and July 31, 2017, the Company had $555 and $2,484 in cash and cash equivalents, respectively.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars during the three months ended October 31, 2017 and 2016. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of October 31, 2017 and July 31, 2017, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	October 31,	July 31,
	(Level 1)	(Level 2)	(Level 3)	2017	2017
Assets:
Cash	$555	$–	$–	$555	$2,484

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2017 and July 31, 2017.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of October 31, 2017 and July 31, 2017.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At October 31, 2017 and July 31, 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Net Income (Loss) Per Share

Basic earnings per shares (EPS) are computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of October 31, 2017 and July 31, 2017, there were no potentially dilutive securities outstanding.

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Reclassification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income (loss) or accumulated deficit.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

3.	Related Party Transactions

Stock Purchase Agreement

On August 29, 2017, the Company and the former President of the Company entered into a stock purchase agreement (“Stock Purchase Agreement”) with the CEO and the CFO of the Company (collectively, the “Purchasers”). Pursuant to the Stock Purchase Agreement, the Purchasers have agreed to purchase 7,000,000 shares from the former President of the Company and 78,770,000 shares from the Company for a purchase price of $50,000 and $300,000, respectively. In connection with the Stock Purchase Agreement, the former President of the Company has received $350,000, of which $50,000 was for the sale of his shares to the Purchasers and $300,000 was from the sale of common stock by the Company. The proceeds of $300,000 from the issuance of common stock of the Company was directed to the former President of the Company in full settlement of all company’s debts owed to the former President and in consideration of settling any claims against the Company by the former President of the Company.

Due to related parties

(a)	As of October 31, 2017 and July 31, 2017, the Company was indebted $0 and $80, respectively, to a relative of the former President of the Company for advances and expenses incurred on behalf of the Company. The amount was included in accounts payable and was non-interest bearing, unsecured, and due on demand.

(b)	As of October 31, 2017 and July 31, 2017, the Company was indebted $0 and $296,753, respectively, to the former President of the Company, for advances and expenses incurred on behalf of the Company. The amount was included in due to related parties and was non-interest bearing, unsecured, and due on demand.

(c)

During the three months ended October 31, 2017, MIG Network & Consultancy Sdn Berhad (the “MIG Network and Consultancy”), a Malaysian company that both CEO and CFO of the Company are the major shareholders, has advanced in an aggregate amount of $20,956 to the Company for working capital purpose. The advances were unsecured, interest free, and due on demand. As of October 31, 2017 and July 31, 2017, there were $20,956 and $0 advances outstanding, respectively

Donated Capital

During the three months ended October 31, 2017 and 2016, the Company recognized a total of $1,000 and $3,000 for donated services, respectively. During the three months ended October 31, 2017 and 2016, the Company also recognized a total of $500 and $1,500 for donated rent provided by the former President of the Company, respectively. As of October 31, 2017 and July 31, 2017, the donated capital was $187,381 and $185,881, respectively.

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4.	Stockholders’ Deficit

Effective on November 6, 2017, the Company amended its Articles of Incorporation to increase the number of common stock authorized from 300,000,000 to 1,000,000,000, par value of $0.001, and to increase the number of preferred stock authorized from 15,000,000 to 30,000,000, par value of $0.001.

Common Stock

On September 11, 2017, the Company issued 78,770,000 shares of common stock pursuant to the Stock Purchase Agreement (refer to Note 3) for an equivalent amount of $300,000 to settle all company’s debts owed to the former President and in consideration of settling any claims against the Company by the former President of the Company.

As of October 31, 2017, there are 95,300,000 shares of common stock issued and outstanding.

Preferred Stock

As of October 31, 2017, there are no issued and outstanding preferred stock.

5.	Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of October 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

Effective August 29, 2017, Contact Minerals Corp. (the “Company”) and Kerry McCullagh, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (the “Seller”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Shiong Han Wee and Kwueh Lin Wong (Mr. Wee and Mr. Wong. collectively being the “Purchasers”). Under the terms of the Stock Purchase Agreement, the Purchasers agreed to purchase 7,000,000 shares from the Seller (the Seller Shares”) and 78,770,000 shares from the Company (the “Issued Shares”) for an aggregate purchase price of $350,000. The sale of the Seller Shares and the Issued Shares consummated September 11, 2017.

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

We have not yet generated significant revenues and have a working capital deficiency of $32,902 as of October 31, 2017 and accumulated losses of $1,061,442 since its inception.

The following table provides selected financial data about our company as of October 31, 2017 and 2016.

Three Months Ended October 31, 2017, Compared to Three Months Ended October 31, 2016

	Three Months Ended	Three Months Ended
	October 31, 2017	October 31, 2016
Revenue	$–	$–
General and administrative expenses	(38,621)	(20,487))
Foreign currency gain (loss)	(5,134)	5,909
Net Loss	$(43,755)	$(14,578))

Revenues. We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we are able to acquire an operating company.

General and Administrative Expenses. General and administrative expenses were $38,621 and $20,487 for the three months ended October 31, 2017 and 2016, respectively. The increase in operating expenses was primarily attributable to the increase in professional and office and office expenses.

Net Loss. During the three months ended October 31, 2017, and 2016, we incurred a net loss of $43,755 and $14,578, respectively. The increase in net loss is attributable to the increase in our general and administrative expenses and foreign currency loss from a gain of $5,909 for the three months ended October 31, 2016, to a loss of $5,134 for the three months ended October 31, 2017.

Liquidity and Capital Resources

Working Capital

	October 31, 2017	July 31, 2017
Current Assets	$2,363	$7,167
Current Liabilities	35,265	297,814
Working Capital Deficit	$(32,902)	$(290,647)

We had current assets of $2,363, consisting of cash and cash equivalents of $555 and prepaid expenses of $1,808 and a working capital deficit of $32,902 as of October 31, 2017. As of July 31, 2017, we had current assets of $7,167 consisting of cash and cash equivalents of $2,484 and prepaid expenses of $4,683 and a working capital deficit of $290,647. The decrease in our working capital deficiency is primarily attributable to the decrease in loans from related parties.

Cash Flows

	Three Months Ended	Three Months Ended
	October 31, 2017	October 31, 2016
Net Cash Provided By Operating Activities	$313	$2,818
Net Cash Used In Investing Activities	$–	$–
Net Cash Provided By Financing Activities	$–	$–
Effects on changes in foreign exchange rate	$(2,242)	$(723)
Net increase (decrease) in cash and cash equivalents	$(1,929)	$2,095

Cash Flow from Operating Activities

During the three months ended October 31, 2017, net cash provided by operating activities was $313, compared to $2,818 for the three months ended October 31, 2016. Net cash provided by operating activities during the three months ended October 31, 2017 consisted primarily of a net loss of $43,755, offset by an increase in amounts due to related parties of $20,956, an increase in accounts payable and accrued expenses of $13,603, foreign exchange loss of $5,134, and a decrease in prepaid expenses of $2,875. Net cash provided by operating activities for the three months ended October 31, 2016 consisted primarily of a net loss of $14,578, an increase in prepaid expenses of $8,125 and foreign exchange gains of $5,325, offset by an increase in accounts payable and accrued expenses of $9,868, and donated services and rent of $4,500. The decrease in cash provided by operating activities was mainly due to the increase in net loss during the three months ended October 31, 2017.

Cash Flow from Investing Activities

During the three months ended October 31, 2017, and 2016, there was no net cash used in investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2017, financing activities did not provide any net cash. However, we did issue shares of common stock as payment in full of all amounts due to our former President and in consideration of settling all claims against the Company by such former President.

During the three months ended October 31, 2016, financing activities did not provide any net cash.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at October 31, 2017, the Company has working capital deficiency of $32,902 and has accumulated losses of $1,061,442 since its inception. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2017, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2017, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                   Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(2)
3.3	Bylaws.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
99.2	Pre-Approval Procedures. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Incorporated by reference from our Definitive Information Statement filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Date: December 18, 2017

