Form 10-Q
period 2018-04-30
WECONNECT Tech International, Inc.
filed 2018-05-09
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52879

WECONNECT TECH INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	39-2060052
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1st Floor, Block A, Axis Business Campus

No. 13A & 13B, Jalan 225, Section 51A

46100 Petaling Jaya

Selangor, Malaysia

+603 7931 6456
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

As of May 4, 2018, the issuer had outstanding 95,300,000 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

(formerly Contact Minerals Corp.)

Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2018 $	July 31, 2017 $
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	555	2,484
Prepaid expenses	1,425	4,683
Total Current Assets	1,980	7,167

Total Assets	1,980	7,167

LIABILITIES AND EQUITY

Current Liabilities

Accounts payable	1,800	80
Accrued liabilities	10,468	981
Due to related parties	114,544	296,753
Total Current Liabilities	126,812	297,814

Total Liabilities	126,812	297,814

Stockholders’ Deficit

Preferred stock 30,000,000 shares authorized, par value $0.001, None issued and outstanding	–	–
Common stock 1,000,000,000 shares authorized, par value $0.001 95,300,000 and 16,530,000 shares issued and outstanding April 30, 2018 and July 31, 2017	95,300	16,530
Additional paid-in capital	745,859	524,629
Donated capital	187,381	185,881
Accumulated deficit	(1,153,372)	(1,017,687)

Total Stockholders’ Deficit	(124,832)	(290,647)

Total Liabilities and Stockholders’ Deficit	1,980	7,167

(The accompanying notes are an integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

(formerly Contact Minerals Corp.)

Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Nine Months Ended April 30,	For the Nine Months Ended April 30,
	2018	2017	2018	2017
	$	$	$	$

Net revenue	–	–	–	–

General and administrative expense	32,550	14,718	125,853	49,858

Loss from operations	(32,550)	(14,718)	(125,853)	(49,858)

Other expense
Foreign currency (loss) gain	123	12,424	(9,832)	10,628

Loss before income taxes	(32,427)	(2,294)	(135,685)	(39,230)
Provision for income taxes expense	–	–	–	–

Net Loss and Comprehensive Loss	(32,427)	(2,294)	(135,685)	(39,230)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	95,300,000	16,530,000	83,181,538	16,530,000

(The accompanying notes are an integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

(formerly Contact Minerals Corp.)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the Nine Months Ended April 30,	For the Nine Months Ended April 30,
	2018	2017
	$	$

Cash flows from operating activities

Net loss	(135,685)	(39,230)
Adjustments to reconcile net loss to net cash used in operations:
Foreign exchange loss/(gain)	5,600	(10,193)
Donated services and rent	1,500	13,500
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	3,258	(3,333)
Increase in accounts payable and accrued liabilities	11,096	604
Increase in due to related party	114,544	800
Net cash provided by/(used in) operating activities	313	(37,852)

Cash flows from financing activities
Advances from related parties	–	40,015
Net cash provided by financing activities	–	40,015

Effect of exchange rate changes on cash and cash equivalents	(2,242)	(604)

Net (decrease)/increase in cash and cash equivalents	(1,929)	1,559

Cash and cash equivalents
Beginning	2,484	534
Ending	555	2,093

Supplemental disclosures of cash flows:

Cash paid during the year for:
Interest paid	–	–
Income taxes paid	–	–

Non-cash financing and investing activities:
Common shares issued for amounts due to related party	300,000	–

(The accompanying notes are an integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

(formerly Contact Minerals Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2018

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of April 30, 2018, the Company had a working capital deficiency of $124,832 and had accumulated losses of $1,153,372 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to continue identify and merge with an operating company. The Company intends to fund these activities through debt and equity financing arrangements. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months and nine months ended April 30, 2018, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2018.

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of April 30, 2018 and July 31, 2017, the Company had $555 and $2,484 in cash and cash equivalents, respectively.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars (CAD) and Malaysian Ringgit (RM$) during the nine months ended April 30, 2018 and 2017. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2018

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of April 30, 2018 and July 31, 2017, as follows:

	Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	April 30,	July 31,
	(Level 1)	(Level 2)	(Level 3)	2018	2017
Assets:
Cash	$555	$–	$–	$555	$2,484

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of April 30, 2018 and July 31, 2017.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of April 30, 2018 and July 31, 2017.

The Company applied the provisions of ASC 740-10-50, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At April 30, 2018 and July 31, 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

WECONNECT TECH INTERNATIONAL, INC.

(formerly Contact Minerals Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

(UNAUDITED)

Basic and Diluted Net Income (Loss) Per Share

Basic earnings per shares (EPS) are computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2018 and July 31, 2017, there were no potentially dilutive securities outstanding.

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

Due to related parties

(a)	As of April 30, 2018 and July 31, 2017, the Company was indebted $0 and $80, respectively, to a relative of the former President of the Company for advances and expenses incurred on behalf of the Company. The amount was included in accounts payable and was non-interest bearing, unsecured, and due on demand.

(b)	As of April 30, 2018 and July 31, 2017, the Company was indebted $0 and $296,753, respectively, to the former President of the Company, for advances and expenses incurred on behalf of the Company. The amount was included in due to related parties and was non-interest bearing, unsecured, and due on demand.

WECONNECT TECH INTERNATIONAL, INC.

(formerly Contact Minerals Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2018

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

(UNAUDITED)

(c)	During the nine months ended April 30, 2018, MIG Network & Consultancy Sdn Berhad (the “MIG Network and Consultancy”), a Malaysian company of which both the CEO and CFO of the Company are the major shareholders, has advanced in an aggregate amount of RM$442,460, equivalent to $112,829, and $1,715 to the Company for working capital purpose. The advances were unsecured, interest free, and due on demand. As of April 30, 2018 and July 31, 2017, there were $114,544 and $0 advances outstanding, respectively.

Donated Capital

During the nine months ended April 30, 2018 and 2017, the Company recognized a total of $1,000 and $9,000 for donated services, respectively. During the nine months ended April 30, 2018 and 2017, the Company also recognized a total of $500 and $4,500 for donated rent provided by the former President of the Company, respectively. As of April 30, 2018 and July 31, 2017, the donated capital was $187,381 and $185,881, respectively.

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

As of April 30, 2018, there are 95,300,000 shares of common stock issued and outstanding.

Preferred Stock

As of April 30, 2018, there are no issued and outstanding preferred stocks.

5.	Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of April 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

We have not yet generated significant revenues and have a working capital deficiency of $124,832 as of April 30, 2018, and accumulated losses of $1,153,372 since its inception.

Three Months Ended April 30, 2018, Compared to Three Months Ended April 30, 2017

	Three Months Ended	Three Months Ended
	April 30, 2018	April 30, 2017
Revenue	$–	$–
General and administrative expenses	(32,550)	(14,718)
Foreign currency gain (loss)	123	12,424
Net Loss	$(32,427)	$(2,294)

Revenues. We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we are able to acquire an operating company.

General and Administrative Expenses. General and administrative expenses were $32,550 and $14,718 for the three months ended April 30, 2018, and 2017, respectively. The increase in operating expenses was primarily attributable to the increase in professional expenses.

Net Loss. During the three months ended April 30, 2018, and 2017, we incurred a net loss of 32,427 and $2,294, respectively. The increase in net loss is attributable to the increase in our general and administrative expenses.

Nine Months Ended April 30, 2018, Compared to Nine Months Ended April 30, 2017

	Six Months Ended	Six Months Ended
	April 30, 2018	April 30, 2017
Revenue	$–	$–
General and administrative expenses	(125,853)	(49,858)
Foreign currency (loss)/gain	(9,832)	10,628
Net Loss	$(135,685)	$(39,230)

Revenues. We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we are able to acquire an operating company.

General and Administrative Expenses. General and administrative expenses were $125,853 and $49,858 for the nine months ended April 30, 2018, and 2017, respectively. The increase in operating expenses was primarily attributable to the increase in professional expenses.

Net Loss. During the nine months ended April 30, 2018, and 2017, we incurred a net loss of $135,685 and $39,230, respectively. The increase in net loss is attributable to the increase in our general and administrative expenses and foreign currency loss.

Liquidity and Capital Resources

Working Capital

	April 30, 2018	July 31, 2017
Current Assets	$1,980	$7,167
Current Liabilities	126,812	297,814
Working Capital Deficit	$(124,832)	$(290,647)

We had current assets of $1,980, consisting of cash and cash equivalents of $555 and prepaid expenses of $1,425 and current liabilities, comprising of accounts payable of $1,800, accrued liabilities of $10,468 and due to related parties of $114,544, resulting in a working capital deficit of $124,832 as of April 30, 2018. As of July 31, 2017, we had current assets of $7,167, consisting of cash and cash equivalents of $2,484 and prepaid expenses of $4,683, and current liabilities including accounts payable of $80, accrued expenses of $981, and amounts due to related parties of $296,753, resulting in a working capital deficit of $290,647. The decrease in our working capital deficiency is primarily attributable to the decrease in advances from related parties.

Cash Flows

	Nine Months Ended	Nine Months Ended
	April 30, 2018	April 30, 2017
Net Cash Provided by (Used In) Operating Activities	$313	$(32,852)
Net Cash Provided By Financing Activities	$–	$40,015
Effects on changes in foreign exchange rate	$(2,242)	$(604)
Net Increase (Decrease) in cash and cash equivalents	$(1,929)	$1,559

Cash Flow from Operating Activities

During the nine months ended April 30, 2018, net cash used in operating activities was $313, compared to $32,852 for the nine months ended April 30, 2017. Net cash used in operating activities during nine months April 30, 2018, consisted primarily of a net loss of $135,685, partially offset by an increase in amounts due to related parties of $114,544, an increase in accounts payable and accrued expenses of $11,096 foreign exchange loss of $5,600, and a decrease in prepaid expenses of $3,258. Net cash provided by operating nine months ended April 30, 2017, consisted primarily of a net loss of $39,230, foreign exchange gain of $10,193 and an increase in prepaid expenses of $3,333, offset by donated services and rent of $13,500. The change from net cash used in operating activities to net cash provided by operating activities was mainly due to the increase in amounts due to related parties during the nine months ended April 30, 2018.

Cash Flow from Investing Activities

During the nine months ended April 30, 2018 and 2017, there was no net cash used in investing activities.

Cash Flow from Financing Activities

During the nine months ended April 30, 2018, financing activities did not provide any net cash.

During the nine months ended April 30, 2017, financing activities provided net cash of $40,015, consisting of advances from related parties.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at April 30, 2018, the Company has working capital deficiency of $124,832and has accumulated losses of $1,153,372 since its inception. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2018 and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2017, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share (2-for-1 Stock Split).(2)
3.3	Bylaws.(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(4)
99.2	Pre-Approval Procedures.(4)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Incorporated by reference from our Definitive Information Statement filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009.
(3)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Date: May 9, 2018

