Form 10-K
period 2018-07-31
WECONNECT Tech International, Inc.
filed 2018-10-29
CIK 1409175

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52879

WECONNECT TECH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	39-2060052
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1st Floor, Block A, Axis Business Campus No. 13A & 13B, Jalan 225, Section 51A 46100 Petaling Jaya Selangor, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: + 60 17 380 2755

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2018, computed by reference to the price at which our common shares was sold on that date: US$0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 16, 2018
Common Stock, US$.001 par value per share	593,610,070 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Forward-Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, the loss of significant customers or suppliers, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars,” “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

ITEM 1. BUSINESS

OVERVIEW

We are a payment-solution provider designed to consolidate users’ forms of payment and connect merchants to consumers in a dynamic ecosystem via digital transactions in the form of mobile payment, visa-powered payment card, and other features such as rewarding in-app system and shopping aggregator system that are both convenient and rewarding. In a society that is still extremely cash-reliant in its daily transactions, we offer a cashless transaction solution with our digital payment system that can be used domestically and internationally.

We were founded with one single technology ambition – to be a one-stop payment solution group backed by an integrated digital eco-system. Centered around online and offline commerce platforms, the Company boasts three (3) main payment gateways:

i.            Digital Payment

ii.           Visa Empowered Card

iii.          In-app Reward Program (Coming soon)

With our participation in online and offline platforms, we hope to improve the payment landscape in Malaysia, connecting people across emerging markets. We seek to revolutionize the way business works by providing cutting-edge payment solutions, security, internet & mobile technologies and integrating with conventional business practices to mitigate the constraints of distance and time for maximum convenience and speed.

HISTORY

We were incorporated under the laws of the State of Nevada on April 25, 2007. Prior to our acquisition of MIG Mobile Tech Berhad (“MMT”), a corporation organized under the laws of Malaysia, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We were also a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We operated under the name “Contact Minerals Corp. and our securities traded under the symbol “CNTM.” Effective November 6, 2017, we changed our name to “WECONNECT Tech International, Inc.” and our symbol to “WECT.” Our business office is located at 1st Floor, Block A, Axis Business Campus, No. 13A & 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor, Malaysia. Effective June 8, 2018, we consummated the acquisition of 49,831,007 shares of MMT (the “MMT Shares”), constituting approximately 99.662% of the issued and outstanding securities of MMT. As a result of our acquisition of the MMT Shares, we ventured into the payment solution business with a focus on users located in Malaysia.

Effective August 29, 2017, the Company and Kerry McCullagh, the Company’s former Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (the “Seller”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Shiong Han Wee and Kwueh Lin Wong (collectively, the “Purchasers”). Under the terms of the Stock Purchase Agreement, the Purchasers agreed to purchase 7,000,000 shares from the Seller (the Seller Shares”) and 78,770,000 shares from the Company (the “Issued Shares”) for an aggregate purchase price of $350,000. The sale of the Seller Shares and the Issued Shares consummated September 11, 2017.

Upon the consummation of the sale, Kerry McCullagh, Alex Langer and William McCullagh, our former executive officers and directors, resigned from all of their positions with the Company. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	41	Director, Chief Executive Officer
Kwueh Lin Wong	41	Director, Chief Financial Officer and Secretary

Chee Kuen Chim and Pui Hold Ho were each appointed to serve as a Director of the Company effective September 22, 2017. Mr. Chim resigned from his positions with the Company effective May 11, 2018, and Mun Wai Wong was appointed to fill the vacancy caused by such resignation on June 1, 2018.

Effective June 1, 2018, Kwueh Lin Wong resigned from his position as the Chief Financial Officer of the Company and Chow Wing Loke was appointed to fill the vacancy caused by Mr. Wong’s resignation.

Effective June 8, 2018, we consummated the acquisition of 49,831,007 shares of MMT (the “MMT Shares”), constituting approximately 99.662% of the issued and outstanding securities of MMT. As consideration, we agreed to issue to the MMT shareholders 498,310,070 shares of our common stock, at a value of US $0.05 per share, for an aggregate value of US$24,915,503.50. As a result of our acquisition of the MMT Shares, we entered into the payment solution business with a focus on users located in Malaysia.

MMT was established in 2015 and commenced operations in Malaysia on October 2015. MMT offers payment solutions for e-commerce as well as online to offline marketplace. This strategic move is in line with our business expansion plan – to grow the brand to become the preferred payment solutions partner.

CORPORATE STRUCTURE

A chart of our current corporate structure is set forth below:

WeConnect Tech International, Inc. (NV) (“WECT”)

MIG Mobile Tech Berhad (Malaysia) (“MMT”)

GLOBAL E-COMMERCE & DIGITAL PAYMENT MARKET

Global

According to ResearchAndMarkets.com, the digital payment market is estimated to be USD 38.00 billion in 2018 and is projected to reach USD 86.76 billion by 2023 – at a compound annual growth rate (“CAGR”) of 18.0% during the forecast period. Major factors driving the growth of the digital payment market include initiatives undertaken for the promotion of digital payments, the high proliferation of smartphones, and the need to provide improved customer service at POS terminals. On the other hand, lack of global standards for cross-border payments is a key factor expected to restrain the growth of the digital payment market.

Based on organization size, the SMEs segment of the digital payment market is projected to grow at a higher CAGR from 2018 to 2023 as compared to the large enterprise segment. Governments of countries across the globe have launched various initiatives to promote the adoption of new technologies in SMEs. In addition, they have also reduced the Merchant Discount Rate (“MDR”) for SMEs to facilitate large-scale deployment of digital payment solutions. As a result, SMEs in countries such as India, Australia, China, and Germany are increasingly adopting digital payment solutions to improve business outcomes.

The digital payment market in the Asia Pacific region is projected to grow at the highest CAGR during the forecast period. This growth was attributed to the increased demand for digital payment solutions and advancements in digital technologies benefitting all stakeholders in the digital payment ecosystem in the Asia Pacific region.

ASEAN Market

The rapid spread of e-commerce may help keep Southeast Asia’s economic prospects strong. This digital revolution was aided by the efforts of many innovators and entrepreneurs seeking to drive a regional strategy across ASEAN, which includes Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, the Philippines, Singapore, Thailand, and Vietnam. Social media, the growing reach of e-commerce platforms, and investments in logistical infrastructure are helping to connect buyers with sellers across Southeast Asia.

As a result, e-commerce is projected to grow explosively by 36% per year through 2025 and is also projected to account for 6.4% of retail sales in ASEAN by 2025, compared with less than 1% today. This projected positive growth will create enormous new opportunities for ASEAN companies to reach the region’s middle-class and affluent consumers, whose ranks are projected to reach 400 million by 2020.

With the rapid growth and embrace of digital technologies, we believe that an increasing number of consumers will be ready to welcome more payment options. As Malaysian society slowly goes cashless, we expect e-commerce platforms to introduce new and creative payment methods to meet the changing needs of consumers. At WECT, we want to contribute to the economic growth and technological advancement by introducing creative payment solutions.

OUR PRODUCTS AND SERVICES

Current - WECONNECT 1.0

WECONNECT 1.0 is our mobile payment platform designed to consolidate users’ payment needs and connect merchants to consumers in a dynamic ecosystem via digital transactions in the form of mobile payment. The launch of WECONNECT 1.0 enabled us to gather users’ feedbacks in Malaysia to drive the development of WECONNECT 2.0.

Available services:

Scan2Pay: Our Scan2Pay program allows users to purchase products and services from brick and mortar merchants without the use of cash or a debit/credit card on hand. Participating merchants using our platform can be identified by a WECONNECT QR code.

Under Development - WECONNECT 2.0

We are currently developing WECONNECT 2.0 based upon feedbacks received from the launch of WECONNECT 1.0. We expect WECONNECT 2.0 to serve as our upgraded platform that will support a dynamic ecosystem of technology services that we believe may influence how commerce takes place, covering both online and offline channels, via digital transactions that are both convenient and rewarding.

❖	WECONNECT Technology

We believe that payment systems in the ASEAN region face the following common market challenges:

•	Unreliable 3G/4G network of digital connectivity by telecommunication service providers;
•	Ever-shifting of the legislative and compliance structures which are restrictive;
•	Existing ecosystem of legacy payment system;
•	Security and data privacy issues and identity fraud; and/or
•	Non-unified payment network which is confusing and costly.

To address these market challenges, we have developed the core of our WECONNECT 2.0 platform using BLOCKCHAIN technology. Why Blockchain – because of TRUST:

1.	Transparency
Public decentralized ledger of transactions, allowing the respective party to easily verify the legitimacy of each record.

2.	Reputation
Peer to peer protocols are increasingly becoming a means to set an additional layer of trust based on an individual’s reputation or scoring system.

3.	Unalterable
The immutable nature of the blockchain renders it the most robust and trustworthy decentralized network.

4.	Smart Contracts
A digitally agreed upon terms of a contract that underpins the trust between two parties while executing an agreement without involving 3rd parties, yet using lines of code.

5.	Token Economy
Token or new cryptocurrencies are used to fuel the blockchain network designed to solve real use cases, increase liquidity and trust amongst its members without a central authority.

We are working to develop a base structure that will harness on 5th Generation Blockchain Technology which will allow seamless plugin of existing legacy systems in the market. It will enable WECONNECT 2.0 to be capable of processing more than 1 million tps (transaction per second). The improved WECONNECT 2.0 will make possible any payment through Fiat currencies, Cryptocurrencies, cards network, and biometrics, facial recognition, iris recognition for IT security protocols which would put us as the leader in the payment solution that is seamless, trustless, borderless and instant.

❖	WECONNECT Digital Payment

Our WECONNECT 2.0 platform will serve as a digital wallet platform with the aim of digitalizing all the payment methods from online to offline, by using Scan2Pay technology and payment card.

Scan2Pay: Our Scan2Pay program allows users to purchase products and services from brick and mortar merchants without the use of cash or a debit/credit card on hand. Participating merchants using our platform can be identified by a WECONNECT QR code.

VISA Empowered Card: This payment technology allows users to pay by using a card enabled with chip and magnetic strip or using PayWave with NFC technology to ensure acceptance around the world instantly even with legacy systems through either swiping, inserting or waving.

WE-Aggregator System: To reconnect with the core features of WECONNECT, WECONNECT will now act as aggregator for not only the online malls, but also as an aggregate payments solution for education fees, bill and utilities payment, and later on, insurance and investments.

WE-Reward: WECONNECT is equipped with a loyalty system which has the flexibility to make redemptions through points, or combining points and cash, or even converting points to cash.

WECONNECT Digital Wallet

Type of wallets available:

•	Prepaid card wallet: Integrated with a Malaysia Fintech company to provide prepaid card to our consumers.
•	Cash wallet: Integrated with payment gateway to process for consumers’ payments.
•	CASA wallet: Integrated with local bank to utilize the consumers’ current and saving accounts facilities for payments.
•	Merchant wallet: Integrated platform for our merchant to review and cross check any sales transactions of theirs. Merchant can also process for refund of sales transaction using this wallet, as well as making their purchases in B2B Market Place via this wallet.

Transfer features supported by Weconnect Wallets:

•	B2C: Business to consumer transfer
•	B2B: Business to business transfer
•	B2G: Business to government transfer
•	P2P: Peer to peer transfer

Payment methods supported:

•	Credit card
•	Debit card
•	Charge card issuers
•	Registered business (merchant acquiring services)
•	Internet banking
•	Mobile banking

Smart security features/identity authentication:

•	IRIS recognition: Method of automated biometric identification that uses mathematical pattern-recognition techniques on video images of one or both irises of an individual's eyes, whose complex patterns are unique, stable, and can be seen from some distance.
•	Face recognition: Method of automated biometric technology capable of identifying or verifying a person from a digital image or a video frame from a video source.

❖	WECONNECT Revenue Streams

We expect WECONNECT 2.0 to generate revenue from the following streams:

Marketing: WECONNECT 2.0 will be capable of providing a platform-wide marketing campaign for both B2B and B2C segments. We will employ the Geo Fencing and target marketing feature to pull more consumers or potential consumers to our merchants. We will also employ push and pull marketing strategies to our merchants.

Advertisement: WECONNECT 2.0 will be a cost-effective advertising platform for G2C, B2B and B2C. Voucher, promotions and advertisement will be available for both B2B and B2C marketplaces.

OPERATIONS

Our business operations are divided into the following core functions to address the needs of our unique business model centered around our merchants and customers.

Service Representatives: Our service representatives team focuses on expanding the merchant base of WECONNECT, as well as addressing all the needs of our customers. They will work with the Tech Development team to improve the customer experience on the website and mobile applications based on customer feedback. Our services representative team will also actively initiate communications with prospective merchants through various business engagements, ranging from introduction of the WECONNECT tools and plan for the digital ecosystem. Our representatives will work closely with the merchant before and after any of their product goes live on the app, as well as assist them to review their transaction progress and performance. We also offer several merchant tools to help merchants manage their products. These tools are accessible through an online account that is personal to the merchant and can be accessed through a mobile platform. As of July 31, 2018, we employed 14 services representatives.

Technology: We embrace and welcome new technologies to improve the WECONNECT user experience for both our subscribers and merchants. We aim to increase the user rate of our subscribers and enhance the efficiency of our business operations. To continue expanding our business model, we will continue to develop and refine our technology.

Our information technology team is focused on the design and development of new features and products, maintenance of our websites and development and maintenance of our internal operations systems.

In addition, we use our technology and scale to target relevant products based on individual user preferences. As we increase the volume of transactions through our marketplace, we increase the amount of data that we have about deal performance and customer interests. This data allows us to continue to improve our ability to help merchants design the most effective deals and deliver deals to customers that match their interests. Increased relevancy enables us to offer the best products, which we believe will result in increasing purchases by targeted subscribers, thereby driving greater demand. We monitor the relevancy of products by measuring purchasing rates among targeted subscribers.

Merchant Scale and Quality: We draw on the experience we have gained to evaluate prospective merchants based on quality, location and relevance to our subscribers. We maintain a large base of prospective merchants interested in our marketplace, which enables us to be more selective and offer our subscribers higher quality products. Increasing our merchant base also increases the number and the variety of deals that we are able to offer to consumers. We believe this will drive higher user traffic, and in turn promotes greater merchant interest in offering attractive deals through our marketplace.

Brand: Our vision is to create a trusted brand by delivering a compelling value proposition to our merchants and customers backed by our unique digital eco-system platform. Substantial portion of our subscribers are acquired through word-of-mouth, which we consider valuable users other than those acquired from a paid-for link to our website. We believe our brand is trusted due to our dedication to our customers and our significant investment in customer satisfaction. We believe that trust in our brand is evidenced by our repeat customers and the scale of our merchant pool.

To fund our expansion and operation in the next 18 months, we will require an approximate USD2,850,000 to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions.

DISTRIBUTION

We market our deals directly through several platforms: mobile applications, social platforms and various business partners to display and promote WECONNECT deals or cross-collaborations.

•	Mobile Applications: Consumers access our products through our mobile platform, which is available at no additional cost on the iOS and Android mobile operating systems.
•	Social Platforms: We promote our products and deals on our various social media platforms including Facebook, Instagram and Twitter. Consumers will be able to view our offerings by scrolling down the screen, without being required to open an app.
•	Business Partners: We actively seek business/brand partnerships to cross-promote our brand, products, services, deals or even events.

Moving forward, WECONNECT will be equipped with a loyalty system, called WE-Reward which has the flexibility to make redemptions through points, or combining points and cash, or even converting points to cash.

Major Customers

During the twelve months ended July 31, 2018, the following customers accounted for 10% or more of our total net revenues:

	Year ended July 31, 2018		July 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$108,540	45%	$–
MIG O2O Berhad	78,938	33%	–
MIG Network & Consultancy Sdn Bhd	34,536	14%	–
TOTAL	$222,014	92%	$–

MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd is affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong.

Major Vendors

During the twelve months ended July 31, 2018, no vendors accounted for 10% or more of our total operating costs.

OUR STRATEGY

Our objective is to become an essential part of everyday local commerce for consumers and merchants. Key elements of our strategy include the following:

A Single Ecosystem: We believe our WECONNECT platform is unique in the way that the platform connects businesses and consumers through technology in more than one way with just a few steps. In addition to online shopping, we also offer cashless interactions between merchants and users. Through our platform, businesses will be able to better target certain customers and consumers will be able to purchase products by using their mobile phones or walking into a store without their wallets. We believe that products offering a combination of online and brick and mortar cashless shopping interactions are currently not prevalent in our markets.

Omnipresence: We believe that our products will help offline and online businesses mitigate experimental marketing or wasting marketing dollars to “find out what works for them”. We believe that our platform will help businesses better target their customers by:

•	Increasing online and offline visibility through online user reviews of participating businesses;
•	Providing key user and product performance data to allow businesses to refine their offerings and target users; and
•	Increasing customer retention by offering convenient online and offline shopping experience and increased security through the use of vouchers in lieu of cash or credit cards.

Based on this, we believe our merchants will consider the profitability of the immediate deal, potential revenue generated by repeat customers and increased brand awareness and the resulting revenue stream that brand awareness may generate over time. We believe that some merchants may view our platform as a low-cost marketing expense and may be willing to offer products with little or no immediate profitability in an effort to gain future customers and increased brand awareness.

Helping businesses adapt to the digital age: We are extremely dedicated to helping our merchants reach their full potential and gain as much exposure as possible. Technology has changed shopping and the way we spend our money so radically that many traditional businesses struggle to keep up. Owners of offline businesses will now be able to bring their products to an online market without needing to create their own platform, thanks to WECONNECT. We strive to make the platform as accessible as possible for both merchants and users because we understand that not everyone has an easy understanding of digital-age selling.

Security and convenience: Because the mode of payments reduces cash interactions, we believe that we help users mitigate fraud and security issues. All purchases and interactions are done through pre-purchased vouchers, making the entire process safer and offering our users peace-of-mind. We understand the security concerns faced by many people today and are always seeking new and innovative ways to ensure the safety of our users and merchants.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our “WeConnect” brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

The laws of Malaysia and our target countries may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. Initially, we expect that our revenue will be derived principally from our operations in Malaysia where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We operate in a highly competitive and fragmented industry that is sensitive to price and service. We compete with leading e-commerce companies such as iPay88, PayPal, MOLPay and Alibaba (which offers Alipay) which may offer substantially the same or similar product offerings as us. We also compete with businesses that focus on particular merchant categories or markets. We also compete with traditional cash payments and other popular online shopping websites and apps, and other traditional media companies that provide discounts on products and services. We believe the principal competitive factors in our market include the following:

•	Breadth of subscriber base and merchants featured;
•	Local presence and understanding of local business trends;
•	Ability to deliver a high volume of relevant deals to consumers;
•	Ability to produce high purchase rates for deals among subscribers;
•	Ability to generate a positive return on investment for merchants; and
•	Strength and recognition of our brand.

Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of a local one-stop payment solution provider. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete fairly on such terms.

EMPLOYEES

As of July 31, 2018, we have the following employees:

Executive Officer	4
Service Representative	14
Tech Development Staff	3
Sales & Marketing Staff	4
Administration Staff	6
Total	31

All of our employees are located in Malaysia. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $81,390 and $60,279, for the years ended July 31, 2018, and 2017, respectively.

GOVERNMENT AND INDUSTRY REGULATIONS

We are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

Insurance

We maintain certain insurance in accordance with customary industry practices in Malaysia. Under Malaysian law it is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. MIG maintains Employee’s Compensation Insurance, vehicle insurance and third party risks insurance for the business purposes.

CORPORATE INFORMATION

Our principal executive and registered offices are located at 1st Floor, Block A, Axis Business Campus, No. 13A & 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor, Malaysia, telephone number +603-79316456. Our website is located at https://weconnect.tech/connectingeveryone/. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished pursuant to the Exchange Act are available on our website. You may request copies of such filings free of charge by writing to our corporate offices.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

We maintain our 7,000 square feet corporate office at 1st Floor, Block A, Axis Business Campus, No. 13A and 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor, Malaysia. Our corporate office is subject to a sublease by and between MIG Network & Consultancy Sdn. Bhd., and MIG Mobile Tech Bhd. According to the sublease, we are obligated to pay a monthly rental of MYR 24,073 (approximately US $6,142) during the term. The sublease expires October 31, 2019. The foregoing description of the sublease is qualified in its entirety by reference to the Tenancy Agreement, which is filed as Exhibit 10.2 to this Current Report and incorporated herein by reference.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “WECT”. As of October 16, 2018, the last closing price of our securities was $0.20, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Pink. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended July 31, 2017
First Quarter	$0.050	$0.050
Second Quarter	$0.120	$0.045
Third Quarter	$0.048	$0.045
Fourth Quarter	$0.048	$0.048

Fiscal 2018
First Quarter	$0.137	$0.048
Second Quarter	$0.050	$0.045
Third Quarter	$0.400	$0.090
Fourth Quarter	$0.450	$0.200

(b)  Approximate Number of Holders of Common Stock

As of October 16, 2018, there were approximately 332 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

There are no options, warrants or convertible securities outstanding.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended July 31, 2018, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 10-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended July 31, 2018 and 2017. The discussion and analysis that follow should be read together with the section entitled “Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “MYR” or “RM” are to the Malaysian Ringgit, the legal currency of Malaysia. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

We were incorporated under the laws of the State of Nevada on April 25, 2007, as an exploration stage company engaged in the acquisition and exploration of mineral properties. Immediately prior to our acquisition of MIG Mobile Tech Berhad, we were a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We changed our name from Contact Minerals Corp. to WECONNECT Tech International, Inc. effective November 6, 2017. Our business office is located at 1st Floor, Block A, Axis Business Campus, No. 13A & 13B, Jalan 225, Seksyen 51A, 46100 Petaling Jaya, Selangor D.E., Malaysia.

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

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	41	Director, Chief Executive Officer
Kwueh Lin Wong	41	Director, Chief Financial Officer and Secretary

Chee Kuen Chim and Pui Hold Ho were each appointed to serve as a Director of the Company effective September 22, 2017. Mr. Chim resigned from his positions with the Company effective May 11, 2018, and Mun Wai Wong was appointed to fill the vacancy caused by such resignation on June 1, 2018.

Effective June 1, 2018, Kwueh Lin Wong resigned from his position as the Chief Financial Officer of the Company and Chow Wing Loke was appointed to fill the vacancy caused by Mr. Wong’s resignation.

Mobile Business

As a result of our acquisition of the MIG Shares, we entered into the payment solution business with a focus on users located in Malaysia. MIG was incorporated and registered as a private limited company in the Malaysia on Oct 1, 2015. MIG has developed and operates a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. MIG currently operates in Malaysia with plans to expand to ASEAN market by 2020.

Financial Condition

During the twelve-month period following the date of this annual report, we anticipate that we will not generate sufficient operating revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or shareholder loans. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or shareholder loans to establish our new business.

Results of Operations

Comparison of the years ended July 31, 2018 and 2017

The following table sets forth certain operational data for the years ended July 31, 2018, and 2017:

	Years ended July 31,
	2018	(Restated) 2017
Revenues, net	$238,716	$71,246
Cost of revenues	(266,161)	(300,785)
Gross loss	(27,445)	(229,539)
Operating expenses:
General and operating expenses	(1,483,773)	(1,473,191)
Loss from operations	(1,511,218)	(1,702,730)
Other income	104,868	2,968
Loss before income taxes	(1,406,350)	(1,699,762)
Income tax income/(expense)	249	(5,501)
NET LOSS	$(1,406,101)	$(1,705,263)
Other Comprehensive expenses:
Foreign currency translation loss	(150,307)	(32,131)

COMPREHENSIVE LOSS	$(1,556,408)	$(1,737,394)

Net Revenue. We generated revenues of $238,716 and $71,246 during the fiscal year ended July 31, 2018 and 2017, respectively. Our revenues consisted primarily of IT service fees and merchant platform maintenance fees. During the twelve months ended July 31, 2018 and 2017, the following customers accounted for 10% or more of our total net revenues:

	Year ended July 31, 2018		July 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$108,540	45%	$–
MIG O2O Berhad	78,938	33%	–
MIG Network & Consultancy Sdn Bhd	34,536	14%	–
TOTAL	$222,014	92%	$–

	(Restated) Year ended July 31, 2017		(Restated) July 31, 2017
	Revenues	Percentage of revenues	Accounts receivable
MIG Mobile Tech Ltd	$34,788	49%	$–
Thetacart Sdn Bhd	16,277	23%	–
TOTAL	$51,065	72%	$–

MIG O2O Berhad, MIG Network & Consultancy Sdn Bhd and MIG Mobile Tech Ltd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong.

Gross Loss. We suffered a gross loss of $27,445 and $229,539 for the fiscal years ended July 31, 2018, and 2017, respectively. The decrease in gross loss is primarily attributable to the increase in net revenue generated from IT service fees.

Operating Expenses. During the fiscal year ended July 31, 2018, and 2017, we incurred operating and administrative expenses of $1,483,773 and $1,473,191 respectively. There are no significant changes in operating expenses.

During the twelve months ended July 31, 2018 and 2017, no vendors accounted for 10% or more of our total operating costs.

Income Tax Expense. We recorded income tax refund of $249 and income tax expenses of $5,501 for the fiscal years ended July 31, 2018, and 2017 respectively.

Net Loss. We recorded a net loss of $1,406,101 and $1,705,263 for the fiscal years ended July 31, 2018, and 2017, respectively. The decrease in net loss is primarily due to an increase in net revenue and other income.

Liquidity and Capital Resources

As of July 31, 2018, we had current assets of $804,239 and current liabilities of $638,275. Our current assets consisted of $748,260 of other receivables, deposits and prepayments, $38,353 of amount due from related parties, $14,159 of cash and cash equivalents, $3,288 of inventories and $179 of trade receivables. Our current liabilities consisted of $323,424 of amount due to related parties, $250,624 of other payables and accruals, $51,920 of amounts due to directors, $10,792 of current tax liabilities and $1,515 of trade payables.

As of July 31, 2017, we had current assets of $324,104 and current liabilities of $1,554,593. Our current assets consisted of $175,126 of amount due from related parties, $68,075 of cash and cash equivalents, $58,572 of other receivables, deposits and prepayments and $22,331 of inventories. Our current liabilities consisted of $857,632 of amount due to related parties, $543,790 of other payables and accruals, $144,894 of amounts due to directors, $7,022 of trade payables and $1,255 of current tax liabilities.

Stockholders’ equity increased from deficit of $1,110,810 as of July 31, 2017 to a surplus of $274,969 as of July 31, 2018.

Net Cash Used In Operating Activities

Net cash used in operating activities was $2,775,284 for the year ended July 31, 2018, and consisted primarily of operating loss before working capital changes of $1,325,915 and increase in other receivables, deposits and prepayments of $689,688, amount due from/(to) related parties of $397,435, other payables and accrued liabilities of $293,166, and amount due from directors of $92,974.

Net cash used in operating activities was $691,126 for the fiscal year ended July 31, 2017, and consisted primarily of operating loss before working capital changes of $1,664,570 and an increase in trade payables of 28,628, offset by decrease in amount due from/(to) related parties of $522,079, other payables and accrued liabilities of $289,671, amount due from directors of $145,590, and other receivables, deposits and prepayments of $35,567.

Net Cash Used In Investing Activities

Net cash used in investing activities for the fiscal year ended July 31, 2018 was $70,669, consisted purchases of plant and equipment.

Net cash used in investing activities for the fiscal year ended July 31, 2017 was $68,833, consisted purchases of plant and equipment.

Net Cash Generated From Financing Activities

Net cash generated from financing activities for the fiscal year ended July 31, 2018 was $2,940,687, consisted of proceeds from the issuance of securities.

Net cash generated from financing activities for the fiscal year ended July 31, 2017 was $436,844, consisted of proceeds from the issuance of securities.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.

•	Use of estimates

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

•	Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives as follows:

Classification	Principal annual rate / Estimated useful lives
Computer hardware and software	4 years
Furniture and fittings	10 years
Office equipment	5 years
Telecommunication	2 years
Renovation	10 years
Signboard	5 years
Security and alarm system	4 years

Expenditures for maintenance and repairs are expenses as incurred.

•	Revenue recognition

Revenue recognized when it is probable that the economic benefits associated with the transaction will flow to the enterprise and the amount of the revenue can be measured reliably. Revenue is measured at the fair value of consideration received or receivable.

a)	Sales of goods
Revenue from sales of goods is recognized when the significant risks and rewards of ownership have been transferred to the buyer. Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes application to the revenue.

b)	Rendering of Services
Revenue from rendering of services is measured by reference to the stage of completions of the transaction at the reporting date.

c)	Interest income
Interest income is recognized using the effective interest method, and accrued on a timely basis.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1:   Observable inputs such as quoted prices in active markets;

Level 2:   Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:   Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the subsidiary maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of other comprehensive income. The Company has not to, the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the years ended July 31,
	2018	2017
Year-end MYR : US$1 exchange rate	4.0605	4.2790
Yearly average MYR : US$1 exchange rate	4.0538	4.3119

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements can be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   Financial Statements and Supplementary Data.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of WECONNECT Tech International Inc

1st Floor, Block A, Axis Business Campus,

No. 13A & 13B, Jalan 225, Section 51A,

46100 Petaling Jaya, Selangor

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WECONNECT Tech International Inc (“the Company”) as of July 31, 2018 and 2017, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years ended July 31, 2018 and 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements presented fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flow for each of the two years ended July 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

TOTAL ASIA ASSOCIATES PLT

We have served as Company's auditor since 2018.

Selangor, Malaysia.

Oct 26, 2018

WECONNECT TECH INTERNATIONAL INC

CONSOLIDATED BALANCE SHEETS

As of July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

		As of July 31,
	Note	2018	2017 (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		14,159	68,075
Account receivables		179	–
Other receivables, deposits and prepayments	3	748,260	58,572
Amount due from related parties	4	38,353	175,126
Inventories	5	3,288	22,331
Total Current Assets		804,239	324,104

NON-CURRENT ASSETS
Plant and equipment, net	6	118,610	128,284
Total Non-Current Assets		118,610	128,284

TOTAL ASSETS		$922,849	$452,388

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Account payables		1,515	7,022
Other payables and accrued liabilities	7	250,624	543,790
Amount due to directors	8	51,920	144,894
Amount due to related parties	4	323,424	857,632
Current tax liabilities	9	10,792	1,255
Total Current Liabilities		638,275	1,554,593

NON-CURRENT LIABILITIES
Deferred taxation	9	9,605	8,605
Total Non-Current Liabilities		9,605	8,605

TOTAL LIABILITIES		$647,880	$1,563,198

STOCKHOLDERS' EQUITY
Common stock 643,610,070 and 24,240,002 shares issued and outstanding as of July 31, 2018 and 2017, respectively		5,117,462	1,899,694
Additional paid up share capital		434,929	524,629
Donated capital		–	185,881
Accumulated loss		(5,048,961)	(3,642,860)
Other comprehensive loss		(228,461)	(78,154)
TOTAL STOCKHOLDERS' EQUITY		274,969	(1,110,810)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$922,849	$452,388

See accompanying notes to consolidated financial statements.

WECONNECT TECH INTERNATIONAL INC

Consolidated Statement of Operation and Comprehensive Income

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

	For the year ended July 31,
	2018	2017 (Restated)
REVENUE	$238,716	$71,246

COST OF REVENUE	(266,161)	(300,785)

GROSS LOSS	(27,445)	(229,539)

OTHER INCOME	104,868	2,968

GENERAL AND ADMINISTRATIVE EXPENSES	(1,483,773)	(1,473,191)

LOSS BEFORE TAXATION	(1,406,350)	(1,699,762)

TAXATION	249	(5,501)

LOSS AFTER TAXATION	(1,406,101)	(1,705,263)

OTHER COMPREHENSIVE LOSS

Foreign exchange translation adjustment	(150,307)	(32,131)

COMPREHENSIVE LOSS	$(1,556,408)	$(1,737,394)

EARNING PER SHARE	–	–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	177,078,669	23,275,153

See accompanying notes to consolidated financial statements.

WECONNECT TECH INTERNATIONAL INC

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

	For the year ended July 31,
	2018	2017
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,406,101)	$(1,705,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	28,536	22,693
Plant and equipment written off	50,150	–
Donated services and rent	1,500	18,000
Operating loss before working capital changes	(1,325,915)	(1,664,570)
Changes in operating assets and liabilities:
Inventories	19,043	3,862
Account receivables	(179)	–
Other receivables, deposits and prepayments	(689,688)	35,567
Amount due from directors	(92,974)	145,590
Amount due from/(to) related parties	(397,435)	522,079
Account payables	(5,507)	(28,628)
Other payables and accrued liabilities	(293,166)	289,671
Cash used in operating activities	(2,785,821)	(696,429)
Tax payable	10,537	5,303
Net cash used in operating activities	(2,775,284)	(691,126)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(70,669)	(68,833)
Net cash used in investing activity	(70,669)	(68,833)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceed from issuance of share capital	2,940,687	436,844
Net cash generated from financing activity	2,940,687	436,844
Foreign currency translation adjustment	(148,650)	(27,388)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(53,916)	(350,503)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	68,075	418,578

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,159	$68,075

See accompanying notes to consolidated financial statements.

WECONNECT TECH INTERNATIONAL INC

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended July 31, 2018 and 2017
(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

	COMMON STOCK		ADD. PAID UP		ACCUM.	ACCUM. OTHER
	Num. of Shares	Amount	SHARE CAPITAL	DONATED CAPITAL	PROFIT / (LOSS)	COMP. LOSS	TOTAL EQUITY
Balance as of Aug 01, 2016 (Restated)	22,305,002	$1,462,850	$524,629	$167,881	$(1,937,597)	$(46,023)	$171,740
Donated services and rent	–	–	–	18,000	–	–	18,000
Issuance of shares	1,935,000	436,844	–	–	–	–	436,844
Net loss for the year	–	–	–	–	(1,705,263)	–	(1,705,263)
Foreign currency translation adjustment	–	–	–	–	–	(32,131)	(32,131)
Balance as of July 31, 2017 (Restated)	24,240,002	1,899,694	524,629	185,881	(3,642,860)	(78,154)	(1,110,810)
Donated services and rent	–	–	–	1,500	–	–	1,500
Issuance of shares	619,370,068	3,217,768	(89,700)	(187,381)	–	–	2,940,687
Net loss for the year	–	–	–	–	(1,406,101)	–	(1,406,101)
Foreign currency translation adjustment	–	–	–	–	–	(150,307)	(150,307)
Balance as of July 31, 2018	643,610,070	$5,117,462	$434,929	$–	$(5,048,961)	$(228,461)	$274,969

See accompanying notes to consolidated financial statements.

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

1.	ORGANIZATION AND BUSINESS BACKGROUND

WECONNECT Tech International Inc was incorporated under the laws of the State of Nevada on April 25, 2007. For purposes of financial statements presentation, WECONNECT Tech International Inc and its subsidiary are herein referred to as “the Company” or “We”.

Our business office is located at 1st Floor, Block A, Axis Business Campus, No. 13A & 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor, Malaysia.

On June 8, 2018, we have acquired approximately 99.662% equity interest of MIG Mobile Tech Bhd, a public limited company incorporated in Malaysia. MIG Mobile Tech Bhd is mainly engaged in e-commerce, online to offline marketplace and payment eco-system. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues, and expenses of MIG Mobile Tech Bhd were carried over to and combined with the Company at historical cost, and as if the transfer occurred at the beginning of the period. We have conducted our business through MIG Mobile Tech Bhd since then.

Details of the Company’s subsidiary:

No	Company Name	Place and date of incorporation	Particulars of issued capital	Principal activities
1	MIG Mobile Tech Bhd	Malaysia Oct 1, 2015	50,000,000 ordinary shares of RM1 each	E-commerce, online to offline marketplace and payment eco-system

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying notes to consolidated financial statements.

Basic of Presentation

These financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has adopted its fiscal year-end to be July 31.

Basic of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated upon consolidation.

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

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Plant and Equipment

Plant and equipment is stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives as follows:

Classification	Principal annual rate / Estimated useful lives
Computer hardware and software	4 years
Furniture and fittings	10 years
Office equipment	5 years
Telecommunication	2 years
Renovation	10 years
Signboard	5 years
Security and alarm system	4 years

Expenditures for maintenance and repairs are expenses as incurred.

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Statements of Operation and Comprehensive Income.

Revenue Recognition

Revenue recognized when it is probable that the economic benefits associated with the transaction will flow to the enterprise and the amount of the revenue can be measured reliably. Revenue is measured at the fair value of consideration received or receivable.

a)	Sales of goods
Revenue from sales of goods is recognized when the significant risks and rewards of ownership have been transferred to the buyer. Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes application to the revenue.

b)	Rendering of Services
Revenue from rendering of services is measured by reference to the stage of completions of the transaction at the reporting date.

c)	Interest income
Interest income is recognized using the effective interest method, and accrued on a timely basis.

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

Comprehensive Income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

Income Tax Expense

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future year.

The company conducts major businesses in Malaysia and is subject to tax in their own jurisdiction. As a result of its business activities, the company will file separate tax returns that are subject to examination by the foreign tax authorities.

Basic and Diluted Net Income/(Loss) Per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2018 and 2017, there were no potentially dilutive securities outstanding.

Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the subsidiary maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of other comprehensive income. The Company has not to, the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the years ended July 31,
	2018	2017
Year-end MYR : US$1 exchange rate	4.0605	4.2790
Yearly average MYR : US$1 exchange rate	4.0538	4.3119

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 :	Observable inputs such as quoted prices in active markets;
Level 2 :	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 :	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Segment Reporting

ASC Topic 280, "Segment Reporting" establish standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended July 31, 2018 and 2017, the Company operates in one reportable operating segment in Singapore and Malaysia.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. This adoption will not have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. This adoption will not have a material impact on our financial statements.

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

In February 2015, the FASB issued ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. This adoption will not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We had adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

3.	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As at July 31,
	2018	2017
Other receivables	$52,777	$41,413
Deposits	695,379	12,311
Prepayments	104	4,848
	$748,260	$58,572

4.	AMOUNT DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, bear no interest and are repayable on demand.

5.	INVENTORIES

	As at July 31,
	2018	2017
Finished goods, at net realisable value	$3,288	$22,331
	$3,288	$22,331

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	As at July 31,
	2018	2017
Computer hardware	$38,892.	$38,083.
Computer software	15,278.	14,498.
Furniture and fittings	23,751.	19,365.
Office equipment	13,926.	14,033.
Telecommunication	6,408.	6,700.
Renovation	57,869.	59,086.
Signboard	1,601.	1,837.
Security and alarm system	2,180.	1,416.
	159,905.	155,018.
(Less): Accumulated depreciation	(41,367)	(26,528)
(Less): Foreign currency translation adjustments	72.	(206)
Plant and equipment, net	$118,610.	$128,284.

Depreciation expense for the years ended July 31, 2018 and 2017 are US$28,536 and US$22,693 respectively.

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

7.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As at July 31,
	2018	2017
Other payables	$212,629	$268,497
Accrued liabilities	37,995	14,556
Deposit received	–	162
Share application account	–	260,575
	$250,624	$543,790

8.	AMOUNT DUE TO DIRECTORS

The amounts are unsecured, bear no interest and are repayable on demand.

9.	INCOME TAX

The loss before income taxes of the Company for the years ended July 31, 2018 and 2017 were comprised of the following:

	As at July 31,
	2018	2017
Tax jurisdictions from:
Local	$(183,313)	$(62,454)
Foreign, representing Malaysia	(1,223,037)	(1,637,308)
Loss before income taxes	$(1,406,350)	$(1,699,762)

Provision for income taxes consist of the following:

	As at July 31,
	2018	2017
Current
Local	$10,254	$–
Foreign, representing Malaysia	538	1,255

Deferred
Foreign, representing Malaysia	9,605	8,605
	$20,397	$9,860

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company is registered in State of Nevada and has subsidiary that operate in Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The corporate income tax rates is reduced to 21% from 35% since the introduction of The Tax Cuts and Job Acts on January 1, 2018.

Malaysia

MIG Mobile Tech Bhd is subject to Malaysia Corporate Tax at a progressive income tax rate ranging from 18% to 24% on its assessable income for its tax year.

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2018 and 2017:

	As at July 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards
Foreign, representing Malaysia	$(1,211,751)	$(874,286)
	(1,211,751)	(874,286)
(Less): Valuation allowance	1,211,751.	874,286.
Loss before income taxes	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of US$874,286 as of July 31, 2017. For the year ended July 31, 2018, the valuation allowance increased by US$337,465 primarily relating to net operating loss carry forwards from the various tax regime.

10.	RELATED PARTY TRANSACTIONS

	As at July 31,
	2018	2017

Revenue generated from
Related party A	$34,536	$1,365
Related party B	78,938	–
Related party C	–	34,788
Related party D	2	175
	113,476	36,328

Manpower charge back to
Related party B	100,792	–

Payroll outsourcing charge back to
Related party A	1,627	207
Related party F	349	–
	1,976	207

Rental paid to
Related party A	70,062	28,294
Related party G	–	6,494
	$70,062	$34,788

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

	As at July 31,
	2018	2017

Utilities paid to
Related party A	$1,511	$6,759
Related party G	–	193
	1,511	6,952

Sewerage paid to
Related party A	–	643

Legal fees paid to
Related party A	9,621	10,436

Management fees paid to
Related party A	–	8,651

Manpower charge expense paid to
Related party A	–	738

Payroll outsourcing paid to
Related party A	1,987	–

Balance sheet item

Purchase of PPE
Related party A	5,313	–

Rental deposit paid to
Related party A	$13,276	$–

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

All the related parties stated above are under common directors, Wee Shiong Han and Wong Kwueh Lin.

WECONNECT TECH INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2018 and 2017

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

11.	CONCENTRATION OF RISK

a)	Major customers

For the years ended July 31, 2018 and 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	Revenue		Percentage of Revenue		Account Receivables, Trade
	2018	2017	2018	2017	2018	2017

Customer A	$108,540	$–	$45%	$0%	$–	$–
Customer B	78,938	–	33%	0%	–	–
Customer C	34,536	1,365	14%	2%	–	–
Customer D	–	34,788	0%	49%	36,941	35,055
Customer E	–	16,277	0%	23%	–	–
	$222,014	$52,430	$92%	$74%	$36,941	$35,055

b)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate post higher or lower income depending on exchange rate converted into US$ at the end of the financial year. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

12.	COMMITMENTS AND CONTINGENCIES

The Company has entered into a new agreement for developing and enhancing the web-based Merchant Management System which amounting to US$180,490 on September 14, 2018 with an independent third party. The Company had paid US$43,428 in relation for the first stage of development work done on September 21, 2018.

The Company has entered into an agreement with Digiland Pte Ltd on September 12, 2017, amounting to US$1,189,061 for eMobile Apps (User and Merchant) and Backed Admin Web Portal. The remaining cost to complete the eMobile Apps (User and Merchant) and Backed Admin Web Portal in future is amounting to US$617,559.

Subsequent to the financial year end, the Company’s future lease payments of US$5,929 per month for office premise is expected to end on Oct 31, 2018.

13.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2018 up through the date the Company presented these audited financial statements.

14.	COMPARATIVE FIGURES

The comparative figures in fiscal year ended 31 July 2017 had been restated due to the Merger and Acquisition – Reverse Take Over of our subsidiary company – MIG Mobile Tech Bhd on 8 June 2018 under common control.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Appointment of KCCW Accountancy Corp.

On September 18, 2017, our Board of Directors approved the dismissal of Manning Elliott LLP (“Manning”) as our independent registered public accountant, effective immediately. Except as noted in the paragraph immediately below, the reports of Manning on the Company’s financial statements for the years ended July 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Manning on the Company’s financial statements as of and for the years ended July 31, 2016 and 2015 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has not generated any revenues and has incurred operating losses since inception, which raised doubt about its ability to continue as a going concern.

During the years ended July 31, 2016 and 2015 and through September 15, 2017, the Company has not had any disagreements with Manning on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Manning’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended July 31, 2016 and 2015 and through September 15, 2017, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

A copy of Manning’s agreement with the foregoing statements was filed as Exhibit 16.1 to the previous report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017.

Concurrently therewith, we retained the firm of KCCW Accountancy Corp. (“KCCW”), to audit our consolidated financial statements for our fiscal year ending July 31, 2017.

During the fiscal years ended July 31, 2016 and 2015, and through September 18, 2017, neither the Company nor anyone acting on its behalf consulted KCCW regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and KCCW did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (2) any matter that was either the subject of a disagreement with Manning on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Manning, would have caused Manning to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations.

Appointment of Total Asia Associates PLT

On May 8, 2018, the audit committee of the Board of Directors of WECONNECT Tech International, Inc., a Nevada corporation (“we” or “us”), approved the dismissal of KCCW as our independent accountant. KCCW audited our financial statements for the fiscal year ended July 31, 2017 and reviewed our financial statements for the related interim periods. Concurrently therewith, we retained the firm of Total Asia Associates PLT (“Total Asia”), to audit our financial statements for our fiscal year ended July 31, 2018.

In connection with the audit of our financial statements as of and for the fiscal year ended July 31, 2017, there were no disagreements with KCCW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of KCCW, would have caused them to make reference in connection with its reports to the subject matter of the disagreements. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations have occurred during the fiscal year ended July 31, 2017, or during any subsequent interim period.

The audit reports of KCCW on our financial statements as of and for the year ended July 31, 2017, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that each of the audit report for the year ended July 31, 2017, contained explanatory paragraphs regarding the Company’s ability to continue as a going concern.

We have requested that KCCW furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of this letter was included as Exhibit 16.1 to the previous report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2018.

During the fiscal years ended July 31, 2017, and 2016, and through May 8, 2018, neither the Company nor anyone acting on its behalf consulted Total Asia regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and Total Asia did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (2) any matter that was either the subject of a disagreement with KCCW on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of KCCW, would have caused KCCW to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2018, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Name	Age	Positions
Shiong Han Wee	41	Chief Executive Officer, Director
Kwueh Lin Wong	41	Secretary and Director
Pui Hold Ho	36	Director
Mun Wai Wong	61	Director
Chow Wing Loke	49	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Shiong Han Wee, age 41, has served as our Chief Executive Officer and director since August 29, 2017. He has over 15 years of experience as a business consultant and coacher to the Malaysia business community. Since 2011, Mr. Wee has served as the founder, Chief Executive Officer and director of the MIG Group, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2007 to 2009, Mr. Wee served as a director of Future Focus Academic Sdn. Bhd., an education company. Mr. Wee received his undergraduate degree in Business Management from the University of Bolton in the United Kingdom in 2002 and his “A Levels” designation from the SEGI College in Kuala Lumpur, Malaysia in 1998.

Mr. Wee is the 2015 recipient of the Malaysia Young Entrepreneur Award. He also received the Singapore Prominent Brand Award in 2015 in connection with his work with MIG Network International Pte. Ltd (Singapore). Mr. Wee brings to our Board his business experience in the internet and mobile industries.

Kwueh Lin Wong, age 41, has served as our Chief Financial Officer, Secretary and director since August 29, 2017. He has over 10 years of experience as an IT consultant and business consultant. Since 2011, Mr. Wong has served as the founder and director of the MIG Group, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2008 to 2014, Mr. Wong was a consultant for Pusat Tiusyen Makmur Maju, an education company. From 2007 to 2009, he served as a director of Future Focus Academic Sdn. Bhd., an education company. From 2004 to 2007, he served as the Marketing Manager of All IT Marketing Sdn. Bhd.. Mr. Wong received his Degree in Engineering from Computer Multimedia University in Selangor, Malaysia in 2005. He received an Advanced Diploma in Computer Engineering in 2000 and a Diploma in Computer Engineering in 1998 from Informatics College in Kuala Lumpur, Malaysia. Mr. Wong brings to our Board his deep experience in computer engineering and internet and mobile industries.

Pui Hold Ho, age 36, was appointed to our board of directors on September 22, 2017. He is an accountant by profession, a fellow member of the Association of Chartered Certified Accountants (ACCA), United Kingdom, and a member of the Malaysian Institute of Accountants (MIA). Mr. Ho has over 12 years of professional experience in auditing, banking and corporate finance. He started his career in 2004 by joining a Singapore advisory firm as IPO consultant where he participated in a few successful listings of companies in SGX. He then joined Ernst & Young as Senior Audit Associate until 2009 before he left to join AmBank (M) Berhad – Corporate & Institutional Banking. In the bank, he was responsible in client credit evaluation and marketing of the Bank’s products mainly in debt capital market, offshore loan syndication, corporate finance advisory & treasury products. To further advance his career, he took up the chief financial officer position in a foreign company listed on Bursa Malaysia Securities Berhad until 2013. He now sits on the board of the following companies listed on Main Market of Bursa Malaysia Securities Berhad: HB Global Limited, a food processing company specializing in the production of Ready-to-Serve foods; Malaysia Pacific Corporation Berhad, a property development and investment corporation; Milux Corporation Berhad, a manufacturer of gas appliances, water heaters and gas regulators and distributors of gas and electrical home appliances; Multi-Usage Holdings Berhad, an investment holding and management services company; and Aturmaju Berhad, an integrated wood manufacturer which processes or provides sawn timber, veneer and hiring of scow and tug boats. Mr. Ho brings to our Board his financial and accounting experience as well as public company governance expertise.

Mun Wai Wong, age 61, has over 30 years of experience in accounting and finance. Mr. Wong founded WMW Management Services in 2007 and is its Chief Executive Officer. Prior to that time, he was the Chief Operating Officer of Hai Ming Holding Berhad. Mr. Wong has served as a director of Comintel Corporation Berhad (COMCORP:KLSE) since October 2010 and a director of PanPages Berhad (PANPAGE:KLSE) since May 2012. Mr. Wong is a Chartered Accountant from the Malaysia Institute of Accountants, a Fellow of the Chartered Certified Accountants, and a member of the Institute of Chartered Secretaries and Administrators. Mr. Wong received his professional qualification in 1984 from Tuanku Abdul Rahman College in Malaysia. Mr. Wong brings to our Board his deep experience in the accounting and finance matters.

Chow Wing Loke, age 49, has served as the Chief Financial Officer of MIG Mobile Tech Bhd., a payment solution provider, since March 2018. Prior to joining MIG Mobile Tech Bhd., Mr. Loke served as the General Manager of Autoliv Hirotako Sdn. Bhd., an automotive safety restraint system manufacturer in Malaysia and an affiliate company of Autoliv Inc (ALV:NYSE), from May 2008 to March 2018. Prior to this, he served as the Chief Financial Officer and or Financial Controller with various companies in Malaysia. He is a Fellow of the Chartered Certified Accountants. Mr. Loke received his professional qualification in 1992 from Systematic Business School in Malaysia.

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

Board Committees

Effective September 22, 2017, we formed an Audit Committee which is comprised of our independent directors. A copy of the charter for our Audit Committee is filed as Exhibit 99.1. Currently our Board of Audit Committee comprises of Pui Hold Ho and Mun Wai Wong. Messrs. Ho currently serves as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

We have not formed separate Corporate Governance and Compensation and Nominations committees. Our entire Board performs the functions of the Corporate Governance and Compensation and Nominations committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2018, and up to the date of this Annual Report, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our officers or directors, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 10-K filed with the SEC.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board/Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board/Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2018.

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

We have not timed, nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kerry J. McCullagh (1) President, Secretary, Treasurer, CEO & CFO	2017	$0	$0	$0	$0	$0	$0	$0	$0
Shiong Han Wee (2) Chief Executive Officer	2018 2017	$29,600 $27,830	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$29,600 $27,830

(1) Effective August 29, 2017, Mr. McCullagh resigned from all of his positions with the Company.

(2) Mr. Shiong Han Wee was appointed to serve as our Chief Executive Officer and director on August 29, 2017.

Narrative disclosure to Summary Compensation Table

Each of Messrs. Shiong Han Wee, Kwueh Lin Wong and Chow Wing Loke are parties to an employment agreement with MIG Mobile Tech Berhad, our subsidiary, or the Employment Agreements, as of the dates and for the annual salary set forth below:

Name	Position	Annual Salary	Effective Date
Shiong Han Wee	Chief Executive Officer	MYR 120,000	April 1, 2016
Chow Wing Loke	Chief Financial Officer	MYR 300,000 plus MYR 24,000 monthly allowance	March 19, 2018
Kwueh Lin Wong	Chief Operations Officer	MYR 120,000	April 1, 2016

Each officer is subject to a six month probation period, which may be extended for a period of three months in the Company’s discretion. During the probationary period, employment may be terminated by either party upon fourteen days prior written notice. The Employment Agreements contain provisions related to confidentiality and ownership of work product.

Our executive officers are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf.

The foregoing description of the Employment Agreements is qualified in its entirety by reference to such agreements which are filed as Exhibits 10.4 through and including 10.6 to this Current Report and are incorporated herein by reference.

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

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any non-qualified deferred compensation plans including non-qualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Director Compensation Table

During our fiscal year ended July 31, 2018, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended July 31, 2018, we paid each of our non-employee directors as follows:

Name	Fees earned or paid in cash* ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Pui Hold Ho (1)	$3,000		–	–	–	–	–	$3,000

Chee Kuen Chim (2)	$4,058	*	–	–	–	–	–	$4,058

Mun Wai Wong (3)	$1,000		–	–	–	–	–	$1,000

* Fee was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate of 3.9428 prevailing at the date of payment.

(1)	Mr. Ho was appointed to serve as a director of the Company on September 22, 2017. No fees were paid to Mr. Ho up to July 31, 2018. We began to accrue fees of USD1,000 per month for Mr. Ho from May 2018 onwards.
(2)	Mr. Chim served as a director of the Company from September 22, 2017 to May 11, 2018. We paid Mr. Chim an aggregate of MYR16,000 (USD4,058) on May 15, 2018, for his entire tenure on our board of directors.
(3)	Mr. Wong was appointed to serve as a director on June 1, 2018. No fees were paid to Mr. Wong up to July 31, 2018. We started to accrue fees of USD500 per month for Mr. Wong from June 2018 onwards.

Messrs. Ho and Wong will be receiving a monthly retainer of US$1,000 and US $500 respectively, for serving as independent directors on our board. All directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our non-employee directors are subject to the terms and conditions set forth in a Letter of Appointment of Independent Director, a form of which is filed as Exhibit 10.7 and 10.8 to this Current Report and incorporated herein by reference.

We may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amount relative to local competitive practices to support our business objectives; and
•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee.

Our Bylaws provide that our board of directors must consist of between one (1) and fifteen (15) directors, and such number of directors within this range may be determined from time to time by resolution of our board of directors or our stockholders. Currently, we have four (4) directors. Our Bylaws may be amended, altered or repealed by our Board of Directors.

Our Bylaws also provide that our directors may be removed with or without cause by the affirmative vote of the holders of at least a majority of the shares then entitled to vote at an election of directors. An election of our directors by our stockholders will be determined by a plurality of the votes cast by the stockholders entitled to vote on the election.

Our current and future executive officers and significant employees serve at the discretion of our board of directors. Our board of directors may also choose to form certain committees, such as a compensation and an audit committee.

Compensation Committee Report

Our Board has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by members of the Board of Directors:

Shiong Han Wee

Kwueh Lin Wong

Pui Hold Ho

Mun Wai Wong

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 16, 2018 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Shiong Han Wee (1)	82,089,140	13.8%
Kwueh Lin Wong (1)	79,393,540	13.4%
All executive officers and directors as a group (five persons)	161,482,680	27.2%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 16, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 16, 2018, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Applicable percentage ownership is based on 593,610,070 shares of common stock outstanding as of October 16, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of October 16, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise noted, the business address of each beneficial owner listed is 1st Floor, Block A, Axis Business Campus, No. 13A and 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor, Malaysia. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

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

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	41	Director, Chief Executive Officer
Kwueh Lin Wong	41	Director, Chief Financial Officer and Secretary

Chee Kuen Chim and Pui Hold Ho were each appointed to serve as a Director of the Company effective September 22, 2017. Mr. Chim resigned from his positions with the Company effective May 11, 2018, and Mun Wai Wong was appointed to fill the vacancy caused by such resignation on June 1, 2018.

Effective June 1, 2018, Kweuh Lim Wong resigned from his position as the Chief Financial Officer of the Company and Chow Wing Loke was appointed to fill the vacancy caused by Mr. Wong’s resignation.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

For the year ended July 31, 2018, MIG O2O Berhad, MIG Network & Consultancy Sdn Bhd and MIG F&B Chain Sdn Bhd accounted for 33%, 14% and 0% of our revenues, in the amount of $78,938, $34,536 and $2, respectively.

For the year ended July 31, 2017, MIG Mobile Tech Ltd, MIG Network & Consultancy Sdn Bhd, and MIG F&B Chain Sdn Bhd accounted for 49%, 2% and 0% of our revenues, in the amount of $34,788, $1,365 and $175, respectively.

MIG O2O Berhad, MIG Network & Consultancy Sdn Bhd, MIG F&B Chain Sdn Bhd and MIG Mobile Tech Ltd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of July 31, 2018 and 2017, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $323,424 and $857,632, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2018 and 2017, MIG Mobile Tech Ltd was indebted to the Company, in the amount of $38,299 and $175,126, respectively, for sales of services. The amounts are included in due from related parties and are non-interest bearing, unsecured, and due on demand. MIG Mobile Tech Ltd is owned by our executive officers and directors, Messrs. Wee and Wong.

As of July 31, 2018, MIG Next Technologies Sdn Bhd was indebted to the Company, in the amount of $54 for payment on behalf by the Company. The amounts are included in due from related parties and are non-interest bearing, unsecured, and due on demand. MIG Next Technologies Sdn Bhd is owned by our executive officers and directors, Messrs. Wee and Wong.

As of July 31, 2018, we were indebted to Shiong Han Wee, our Chief Executive Officer and Director, in the amount of $6,414 for advances of the Company. The amounts are included in due to directors and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2018 and 2017, we were indebted to Kwueh Lin Wong, our Secretary and Director, in the amount of $45,506 and $144,894, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to directors and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2017, the Company was indebted to a relative of the former President of the Company for $80 (CDN$100), for expenses incurred on behalf of the Company. The amounts are included in accounts payable and are non-interest bearing, unsecured, and due on demand. This amount has been fully settled as of July 31, 2018.

As of July 31, 2017, the Company was indebted to Kerry J. McCullagh, our former President, in the amount of $296,753, for advances and expenses incurred on behalf of the Company. The amounts are included in other payables and are non-interest bearing, unsecured, and due on demand. This amount has been fully settled as of July 31, 2018.

During the years ended July 31, 2018 and 2017, we recognized a total of $1,000 and $12,000, respectively, for donated services at $1,000 per month and a total of $500 and $6,000, respectively, for donated rent at $500 per month, provided by Kerry J. McCullagh, our former President, which have been included in the statements of operations and comprehensive (loss) income.

During the year ended July 31, 2018, we recognized a total of $100,792 for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

During the years ended July 31, 2018 and 2017, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company:

	As at July 31,
	2018	2017

Payroll outstanding charge back to	$1,627	$207
Rental paid to	70,062	28,294
Utilities paid to	1,511	6,759
Sewerage paid to	–	643
Legal fees paid to	9,621	10.436
Management fees paid to	–	8,651
Manpower charge back to	–	738
Payroll outsourcing paid to	1,987	–

The above transactions have been included in the statements of operations and comprehensive (loss) income.

	As at July 31,
	2018	2017

Purchase of PPE	$5,313	$–
Rental deposit paid to	13,276	–

The above transactions have been included in the balance sheet.

During the year ended July 31, 2018, we recognized a total of $349 for payroll outsourcing fee charge back to MIG Next Technologies Sdn Bhd, our related company, which have been included in the statements of operations and comprehensive (loss) income.

During the year ended July 31, 2018, we recognized a total of $349 for payroll outsourcing fee charge back to MIG Next Technologies Sdn Bhd, our related company, which have been included in the statements of operations and comprehensive (loss) income.

During the year ended July 31, 2017, we recognized a total of $6,494 and $193 for rental paid and utilities paid, respectively, to Creative Property Management Sdn Bhd, our related company, which have been included in the statements of operations and comprehensive (loss) income.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors is currently composed of four members, two of whom do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14.   Principal AccountING Fees And Services.

Our Audit Committee has adopted certain pre-approval policies and procedures which are more fully described in Exhibit 99.2.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	Years ended July 31,
	2018		2017

Audit fees (1)	US$	23,603	US$	17,467

Audit related fees (2)		9,054		–

Tax fees		–		1,246

All other fees (3)		4,200		4,058

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

Manning Elliott LLP has billed us US$12,214.72 in the aggregate for the fiscal year ended July 31, 2016 for audit services rendered. KCCW Accountancy Corp. and Lesmond & Associates has billed us US$15,000 and US$2,467 in the aggregate respectively, for the fiscal year ended July 31, 2017 for audit services rendered. Total Asia Associates PLT has billed us US$23,603 in the aggregate for the fiscal year ended July 31, 2018 for audit services rendered.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

In fiscal year 2018, TRE Outsource Solutions Sdn Bhd and Lesmond & Associates has billed us US$1,609 and US$7,445 respectively, in connection with compiling the Company’s financial statements for fiscal year 2018.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.3	Bylaws.(2)
4.1	Form of Common Stock Certificate*
10.1	Share Exchange Agreement, dated June 8, 2018, by and between MIG Mobile Tech Berhad and WECONNECT Tech International Inc.(3)
10.2	Tenancy Agreement, dated November 1, 2017, by and between MIG Network & Consultancy Sdn. Bhd. And MIG Mobile Tech Bhd.(3)
10.3	Development Agreement, dated October 16, 2017, by and between Digiland Pte. Ltd. and MIG Mobile Tech Bhd.(3)
10.4	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Stanley Kwuen Lin Wong(3)
10.5	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Brian Wee Shiong Han(3)
10.6	Letter of Appointment, effective March 1, 2018, by and between MIG Mobile Tech Berhad and Chow Wing Loke(3)
10.7	Form of Letter of Appointment of Independent Director – Ho Pui Hold*
10.8	Form of Letter of Appointment of Independent Director – Wong Mun Wai*
14	Code of Ethics (4)
21	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certificate of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(5)
99.2	Pre-Approval Procedures. (5)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

Notes:
(1)	Incorporated by reference from Exhibit 1 of our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018.
(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2008.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

*Filed Herewith.

ITEM 16.  form 10-k summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.
(Registrant)

By:	/s/Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Dated:	October 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shiong Han Wee	Chief Executive Officer and Director
Shiong Han Wee	(Principal Executive Officer)	October 29, 2018

/s/ Chow Wing Loke* Chow Wing Loke	Chief Financial Officer (Principal Financial Officer)	October 29, 2018

/s/ Kwueh Lin Wong* Kwueh Lin Wong	Secretary and Director	October 29, 2018

/s/ Pui Hold Ho* Pui Hold Ho	Director	October 29, 2018

/s/ Mun Wai Wong* Mun Wai Wong	Director	October 29, 2018

Representing all of the members of the Board of Directors.

* By	/s/ Shiong Han Wee
Shiong Han Wee
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

