Form 10-Q
period 2018-10-31
WECONNECT Tech International, Inc.
filed 2018-12-12
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Yes ☐     No  ☒

As of December 5, 2018, the issuer had outstanding 593,610,070 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2018 (Unaudited)	July 31, 2018
ASSETS
Current Assets

Cash and cash equivalents	$19,102	$14,159
Account receivables	6,745	179
Other receivables, deposits and prepayments	754,620	748,260
Amount due from related parties	–	38,353
Inventories	3,192	3,288
Total Current Assets	$783,659	$804,239

Non-Current Assets

Plant and equipment, net	$108,267	$118,610
Total Non-Current Assets	$108,267	$118,610

Total Assets	$891,926	$922,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts payables	$14,623	$1,515
Other payables and accrued liabilities	247,756	250,624
Amount due to directors	65,905	51,920
Amount due to related parties	446,709	323,424
Current tax liabilities	10,776	10,792
Total Current Liabilities	$785,769	$638,275

Non-Current Liabilities
Deferred taxation	$9,325	$9,605
Total Non-Current Liabilities	$9,325	$9,605

Total Liabilities	$795,094	$647,880

Stockholders' Equity
Common Stock 643,610,070 shares issued and outstanding at October 31, 2018 and July 31, 2018	$5,117,462	$5,117,462
Additional paid-in capital	434,929	434,929
Accumulated loss	(5,220,002)	(5,048,961)
Accumulated other comprehensive loss	(235,557)	(228,461)
Total Stockholders' Equity	$96,832	$274,969

Total Liabilities and Stockholders' Equity	$891,926	$922,849

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended October 31,
	2018 (Unaudited)	2017 (Unaudited)

Revenue	$55,032	$4,816

Cost of Revenue	(1,003)	(67,992)

Gross Profit/(Loss)	54,029	(63,176)

Other Income/(Expenses)	250	(3,810)

General and Administrative Expenses	(225,320)	(382,498)

Loss Before Taxation	$(171,041)	$(449,484)

Taxation	–	–

Loss After Taxation	$(171,041)	$(449,484)

Other Comprehensive Loss
Foreign Currency Translation Adjustment	(7,096)	–

Total Comprehensive Loss for The Year	$(178,137)	$(449,484)

Earnings Per Share	0	0

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	643,610,070	60,200,219

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended October 31,
	2018 (Unaudited)	2017 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,041)	$(449,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gains and losses	–	5,134
Depreciation of plant and equipment	6,704	7,008
Plant and equipment written off	(241)	(498)
Donated services and rent	–	1,500
Operating loss before working capital changes	$(164,578)	$(436,340)

Changes in operating assets and liabilities:
Account Receivables	(6,655)	(324,971)
Other receivables, deposits and prepayments	(28,530)	2,875
Amount due to directors	15,500	(63,669)
Amount due from related parties	172,253	1,358,340
Account payables	13,146	(576,646)
Other payables and accrued liabilities	3,763	13,604
Net cash generated from / (used in) operating activities	$4,899	$(26,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	–	(3,962)
Sales proceed from disposal of plant and equipment	509	1,398
Net cash generated from / (used in) investing activity	$509	$(2,564)

Change in cash and cash equivalents	5,408	(29,371)
Foreign currency translation adjustment	(465)	(2,242)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$4,943	$(31,613)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$14,159	$68,667

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,102	$37,054

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31,2018

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

(Unaudited)

1.	ORGANIZATION AND BUSINESS BACKGROUND

WECONNECT Tech International Inc. was incorporated under the laws of the State of Nevada on April 25, 2007. For purposes of financial statements presentation, WECONNECT Tech International Inc. and its subsidiary are herein referred to as “the Company” or “We”.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2018.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended October 31, 2018, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2019.

Basis of Consolidation

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of October 31, 2018, and July 31, 2018, the Company had $19,102 and $14,159 in cash and cash equivalents, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the quarter ended October 31,
	2018	2017
Quarterly average MYR : US$1 exchange rate	4.1299	4.2305
Quarter end MYR : US$1 exchange rate	4.1825	4.2407

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

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of October 31, 2018 and July 31, 2018.

The Company applied the provisions of ASC 740-10-50, Accounting for Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At October 31, 2018 and July 31, 2018, management considered that the Company had no uncertain tax positions and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Net Income/(Loss) Per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2018 and 2017, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

3.	Related Party Transactions

During the three months ended October 31, 2018, MIG Network & Consultancy Sdn Berhad (the “MIG Network and Consultancy”), a Malaysian company that Executive Directors of the Company are the major shareholders, has advanced in an aggregate amount of $172,253, equivalent to RM711,387 to the Company for working capital purpose. The advances were unsecured, interest free, and due on demand. As of October 31, 2018, and July 31, 2018, there were $446,709 and $285,071 advances outstanding, respectively.

	For the Three Months ended	For the Three Months ended
	October 31, 2018	October 31, 2017

Revenue generated from:
North Cloud Sdn Bhd	$26,635		$–
MIG O2O Berhad	19,371		–
MIG Network & Consultancy Sdn Bhd	8,475		–
	$54,481		$–

Payroll outsourcing charge back to:
North Cloud Sdn Bhd	$9,085		$–
MIG O2O Berhad	15,989		–
MIG Network & Consultancy Sdn Bhd	729		–
	$25,803	4	–

Rental paid to
MIG Network & Consultancy Sdn Bhd	$17,850		$5,448
	$17,850		$5,448

	October 31, 2018	July 31, 2018
Amount due from related parties:
MIG Mobile Tech Limited	$–	$38,353
	$–	$38,353

Amount due to related parties:
MIG Network & Consultancy Sdn Bhd	$446,709	$323,424
	$446,709	$323,424

Amount due to directors:
Shiong Han Wee	$6,216	$6,414
Kwueh Lin Wong	44,189	45,506
Pui Hold Ho	13,000	–
Mun Wai Wong	2,500	–
	$65,905	$51,920

4.	Stockholders’ Equity

Common Stock

As of October 31, 2018, there are no new issued and outstanding preferred stocks during the financial period.

As of October 31, 2018, there are 643,610,070 shares of common stock issued and outstanding.

Preferred Stock

As of October 31, 2018, there are no issued and outstanding preferred stocks.

5.	Subsequent Events

On November 12, 2018, MIG Mobile Tech Berhad, a subsidiary of the Company, filed a claim against Digiland Private Limited (“Digiland”) for breach of contract and misrepresentation arising from, among other things, Digiland’s failure to perform under its supplier contract with the Company. In its suit, MIG Mobile Tech Berhad is seeking a return of funds previously paid to Digiland in the amount of S$800,000 Singaporean Dollars (approximately US $596,000) together with a claim for damages to be assessed by the Singapore Court. Within the same suit, Digiland has filed a counterclaim against MIG Mobile Tech Berhad for the balance of the payment due to it under contract in the sum of S$800,000, together with a claim for damages to be assessed by the Singapore Court.

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the three months ended October 31, 2018.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made or discloses that an estimate cannot be made.

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any.

Prior to the filing of the its claims against Digiland, the Company recognized the amount of $596,912 in receivable, deposits and prepayments. The amount is being recognised as deposit because the development of the application-based software has not been materialised to-date. Upon the filing of its claims, the Company expects to recognize a full impairment in the amount of $596,612. The Company is unable to ascertain the result of the legal proceedings as the proceedings are in the early stages and there is uncertainty arising from the development of the case.

Excluding fees paid to external legal counsel, the Company expects to recognize additional accruals for litigation-related expense in the approximate amount of $85,000 at January 31, 2019, for loss contingencies deemed probable and subject to reasonable estimation.

We expect that the aggregate range of reasonably possible losses, in excess of accruals established, if any, for such legal proceeding is likely to range from S$800,000 and upwards if Digiland prevails in its counterclaim against us. The estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimate can be made. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, such range represents what the Company believes to be an estimate of possible loss only for those matters meeting such criteria. It does not represent the Company’s maximum loss exposure.

6.	Commitment and Contingencies

The Company has entered into a new agreement for developing and enhancing the web-based Merchant Management System which amounting to US$180,490 on September 14, 2018 with an independent third party. The Company had paid US$43,428 in relation for the first stage of development work done on September 21, 2018. The remaining cost to complete the web-based Merchant Management System in future is amounting to US$137,062.

The Company has entered into an agreement for developing an electronic wallet system which amounting to US$96,855 on March 12, 2018 with an independent third party. The Company had paid a total of US$48,427 in for the first stage of application development on April 5, 2018 and July 25, 2018. The remaining cost to complete the electronic wallet system in future is amounting to US$48,428.

The Company has entered into an agreement with Digiland Pte Ltd. on September 12, 2017, amounting to US$1,189,061 for eMobile Apps (User and Merchant) and Backed Admin Web Portal. The remaining cost to complete the eMobile Apps (User and Merchant) and Backed Admin Web Portal in future is amounting to US$617,559.

Subsequent to the financial year end, the Company’s future lease payments of US$5,929 per month for office premise is expected to end on Oct 31, 2019.

7.	Comparative Figures

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

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	41	Director, Chief Executive Officer
Kwueh Lin Wong	41	Director, Secretary

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. As at October 31, 2018, the Company has working capital deficiency of $2,110 and has accumulated losses of $5,220,002 since its inception. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management expects to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock, but we cannot guarantee that we will be able to achieve same.

Results of Operations

The following table provides selected financial data about our company as of October 31, 2018 and 2017.

Three Months Ended October 31, 2018, Compared to Three Months Ended October 31, 2017

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017
Revenue	$55,032	$4,816
Cost of Revenue	(1,003)	(67,992)
Other Income / (Expense)	250	(3,810)
General and administrative expenses	(225,320)	(382,498)
Net Loss From Operations	$(171,041)	$(449,484)

Revenues. During the three months ended October 31, 2018, and 2017, we earned revenues of $55,032 and $4,816, respectively. Our revenues consisted primarily of IT service fees and merchant platform maintenance fees. During the three months ended October 31, 2018 and 2017, the following customers accounted for 10% or more of our total net revenues:

	Three months ended October 31, 2018		October 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$26,635	48%	$–
MIG O2O Berhad	19,371	35%	–
MIG Network & Consultancy Sdn Bhd	8,475	15%	–
TOTAL	$54,481	98%	$–

During the three months ended October 31, 2017, no customers accounted for 10% or more of our total net revenues.

MIG O2O Berhad, MIG Network & Consultancy Sdn Bhd and MIG Mobile Tech Ltd. are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong.

Operating Expenses. Operating expenses were $225,320 and $382,498 for the three months ended October 31, 2018, and 2017, respectively. The decrease in operating expenses was primarily attributable decrease in marketing and payroll expenses.

During the three months ended October 31, 2018 and 2017, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $54,029 and gross loss of $63,176 for the three months ended October 31, 2018, and 2017, respectively. The increase in gross profit is primarily attributable to the revenues generated from the IT service fee rendered during the period. We expect our gross profit to be decrease in the next quarter resulting from the impairment to be recognized in full amounting to $596,612 as stated in the notes to consolidated financial statements.

Income Tax Expense. We did not record income tax expenses for the three months ended October 31, 2018, and 2017 respectively.

Net Loss. We suffered a net loss of $171,041 and $449,484 for the three months ended October 31, 2018, and 2017, respectively. The decrease in gross loss is primarily attributable to the decrease of operation and administrative expenses and increase of revenue.

Liquidity and Capital Resources

Working Capital

	October 31, 2018	July 31, 2018
Current Assets	$783,659	$804,239
Current Liabilities	785,769	638,275
Working Capital (Deficit)/Surplus	$(2,110)	$165,964

We had current assets of $783,659 consisting primarily of inventories of $3,192, account receivables of $6,745, other receivables, deposits and prepayments of $754,620 and cash and cash equivalents of $19,102 as of October 31, 2018. Our current liabilities consisted of $446,709 of amount due to related parties, $247,756 of other payables and accruals, $65,905 of amounts due to directors, $10,776 of current tax liabilities and $14,623 of account payables. In the near future, we expect to recognize an impairment of $596,612 to receivables, deposits and prepayments in connection with out lawsuit against Digiland, as more fully discussed in Note 5 of our Notes to Consolidated Financial Statements for the three months ended October 31, 2018.

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

Cash Flows

	Three Months Ended	Three Months Ended
	October 31, 2018	October 31, 2017
Net Cash Provided By / (Used In) Operating Activities	$4,899	$(26,807)
Net Cash Provided By / (Used In) Investing Activities	$509	$(2,564)
Net Cash Provided by Financing Activities	$–	$–
Effects on changes in foreign exchange rate	$(465)	$(2,242)
Net increase / (decrease) in cash and cash equivalents	$5,408	$(29,371)

Cash Flow from Operating Activities

During the three months ended October 31, 2018, net cash provided by operating activities was $4,899, compared to $(26,807) for the three months ended October 31, 2017. Net cash provided by operating activities during the three months ended October 31, 2018 consisted primarily of a net loss of $171,041 offset by an increase in amounts due to related parties of $172,253, an increase of amount due to directors of $15,500, an increase in other payables and accrued expenses of $3,763, an increase of amount in account receivables $6,655,an increase in account payables of $13,146, plant and equipment write off of $241, an increase of depreciation of plant and equipment of $6.704 and an increase in prepaid expenses of $28,530.

Cash Flow from Investing Activities

During the three months ended October 31, 2018, there was net cash of $509 from proceeds from disposals of property, plant and equipment.

Cash Flow from Financing Activities

During the three months ended October 31, 2018, financing activities did not provide any net cash.

Financing Requirements

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate sufficient operating revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or shareholder loans. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed.

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2018, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On November 12, 2018, MIG Mobile Tech Berhad, a subsidiary of the Company, filed a claim against Digiland Private Limited (“Digiland”) for breach of contract and misrepresentation, among other claims, in connection with Digiland’s failure to perform under its supplier contract with the Company. In its suit, MIG Mobile Tech Berhad is seeking a return of funds previously paid to Digiland in the amount of S$800,000 Singaporean Dollars (approximately US $584,000) together with a claim for damages to be assessed by the Singapore Court. Within the same suit, Digiland has filed a counterclaim against MIG Mobile Tech Berhad for the balance sum of S$800,000 together with a claim for damages to be assessed by the Singapore Court. This matter is more fully described in Note 5 Subsequent Events of Notes to our Consolidated Financial Statements.

Other than the item set forth in Note 5 Subsequent Events of Notes to our Consolidated Financial Statements, we are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A Risk Factors

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(2)
99.2	Pre-Approval Procedures. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Incorporated by reference from our Definitive Information Statement filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Date: December 12, 2018

