Form 10-Q
period 2019-01-31
WECONNECT Tech International, Inc.
filed 2019-03-14
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

Yes ☐ No ☒

As of March 4, 2019, the issuer had outstanding 593,610,070 shares of common stock.

PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2019	July 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,870	$14,159
Account receivables	81	179
Other receivables, deposits and prepayments	460,123	748,260
Amount due from related parties	19,296	38,353
Inventories	3,264	3,288
Total Current Assets	489,634	804,239

Non-Current Assets
Plant and equipment, net	102,214	118,610
Total Non-Current Assets	102,214	118,610

Total Assets	$591,848	$922,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payables	$55,064	$1,515
Other payables and accrued liabilities	240,499	250,624
Amount due to directors	–	51,920
Amount due to related parties	718,219	323,424
Current tax liabilities	21,216	10,792
Total Current Liabilities	1,034,998	638,275

Non-Current Liabilities
Deferred taxation	9,534	9,605
Total Non-Current Liabilities	9,534	9,605

Total Liabilities	1,044,532	647,880

Stockholders' Equity
Common Stock 593,610,070 shares issued and outstanding at January 31, 2019 and July 31, 2018	5,117,462	5,117,462
Additional paid-in capital	434,929	434,929
Accumulated loss	(5,772,039)	(5,048,961)
Accumulated other comprehensive loss	(233,036)	(228,461)
Total Stockholders' Equity	(452,684)	274,969

Total Liabilities and Stockholders' Equity	$591,848	$922,849

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2019 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2018 (Unaudited)

Revenue	$8,710	$11,611	$63,742	$16,630
Cost of Revenue	(9,077)	(53,201)	(10,080)	(83,808)

Gross Profit / (Loss)	(367)	(41,590)	53,662	(67,178)

Other Income	271	697	521	2,077
General and Administrative Expenses	(547,750)	(530,782)	(773,070)	(968,083)

Loss Before Taxation	(547,846)	(571,675)	(718,887)	(1,033,184)

Taxation	–	–	–	–

Loss After Taxation	(547,846)	(571,675)	(718,887)	(1,033,184)

Other Comprehensive Income / (Loss)
Foreign Currency Translation Adjustment	5,598	(4,821)	(1,498)	(9,955)

Total Comprehensive Loss for The Year	$(542,248)	$(576,496)	$(720,385)	$(1,043,139)

Earnings Per Share	$0	$0	$0	$0

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	643,610,070	81,605,111	643,610,070	81,605,111

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”))

	Six Months Ended January 31,
	2019 (Unaudited)	2018 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(718,887)	$(1,033,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	298,456	–
Depreciation of plant and equipment	13,977	14,474
Gain on disposal of PPE	(500)	(519)
Plant and equipment written off	–	49,958
Donated services and rent	–	1,500
Operating loss before working capital changes	(406,954)	(967,771)

Changes in operating assets and liabilities:
Account receivables	95	(656,810)
Other receivables, deposits and prepayments	(15,551)	4,183
Amount due to directors	(50,704)	685,737
Amount due to related parties	409,542	1,508,216
Account payables	52,841	(580,845)
Other payables and accrued liabilities	1,861	–
Net cash used in operating activities	(8,870)	(7,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceed from disposal of plant and equipment	2,071	1,457
Purchase of plant and equipment	(274)	(64,058)
Net cash generated from / (used in) investing activities	1,797	(62,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued of share capital	–	26,038
Net cash generated from financing activity	–	26,038

Change in cash and cash equivalents	(7,073)	(43,853)
Foreign currency translation adjustment	(216)	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,289)	(43,853)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,159	71,453

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,870	$27,600

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2019

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

On June 8, 2018, we have acquired approximately 99.662% equity interest of MIG Mobile Tech Bhd, a public limited company incorporated in Malaysia. MIG Mobile Tech Bhd is mainly engaged in e-commerce, online to offline marketplace and payment eco-system. The non-controlling interest remaining will be 0.338%. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues, and expenses of MIG Mobile Tech Bhd were carried over to and combined with the Company at historical cost, and as if the transfer occurred at the beginning of the period. We have conducted our business through MIG Mobile Tech Bhd since then.

Details of the Company’s subsidiary:

No	Company Name	Place and date of incorporation	Particulars of issued capital	Principal activities
1	MIG Mobile Tech Bhd	Malaysia Oct 1, 2015	50,000,000 of ordinary shares	E-commerce, online to offline marketplace and payment eco-system

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended January 31, 2019, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of January 31, 2019, and July 31, 2018, the Company had $ 6,870 and $14,159 in cash and cash equivalents, respectively.

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
Interest income is recognized using the effective interest method and accrued on a timely basis.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and For the Period Ended January 31,
	2019	2018
Period average MYR : US$1 exchange rate	4.1579	4.0694
Period end MYR : US$1 exchange rate	4.0905	3.8945

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

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of January 31, 2019 and July 31, 2018.

The Company applied the provisions of ASC 740-10-50, Accounting for Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At January 31, 2019 and July 31, 2018, management considered that the Company had no uncertain tax positions and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Net Income/(Loss) Per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2019 and 2018, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

3.	Related Party Transactions

During the six months ended January 31, 2019, MIG Network & Consultancy Sdn Berhad (the “MIG Network and Consultancy”), a Malaysian company of which the Executive Directors of the Company are the major shareholders, has advanced in an aggregate amount of $394,795, equivalent to RM1,614,909 to the Company for working capital purpose. The advances were unsecured, interest free, and due on demand. As of January 31, 2019, and July 31, 2018, there were $718,219 and $323,424 advances outstanding, respectively.

	For the Six Months Ended January 31, 2019	For the Six Months Ended January 31, 2018

Revenue generated from:
North Cloud Sdn Bhd	$26,456	$–
MIG O2O Berhad	19,240	–
MIG Network & Consultancy Sdn Bhd	8,803	9,344
	$54,499	$9,344

Payroll outsourcing charge back to:
MIG O2O Berhad	$22,615	$–
MIG Network & Consultancy Sdn Bhd	–	1,109
MIG Next Tech	–	409
	$22,615	$1,518

Rental paid to:
MIG Network & Consultancy Sdn Bhd	$44,993	$35,147

	January 31, 2019	July 31, 2018

Amount due from related parties:
MIG O2O Berhad	$10,257	$–
WPAY International Berhad	9,039	–
MIG Mobile Tech Limited	–	38,353
	$19,296	$38,353

Amount due to related parties:
MIG Network & Consultancy Sdn Bhd	$718,219	$323,424

Amount due to directors:
Shiong Han Wee	$–	$6,414
Kwueh Lin Wong	–	45,506
	$–	$51,920

4.	Stockholders’ Equity

Common Stock

As of January 31, 2019, and July 31, 2018, there are 593,610,070 shares of common stock issued and outstanding.

Preferred Stock

As of January 31, 2019, and July 31, 2018, there are no issued and outstanding preferred stocks.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the three months ended January 31, 2019.

Prior to the filing of the its claims against Digiland, the Company recognized the amount of $596,912 in receivable, deposits and prepayments. The amount is being recognised as deposit because the development of the application-based software has not been materialised to-date. Upon the filing of its claims, the Company expects to recognize an impairment in the amount of $298,456. The Company is unable to ascertain the result of the legal proceedings as the proceedings are in the early stages and there is uncertainty arising from the development of the case.

Excluding fees paid to external legal counsel, the Company expects to recognize additional accruals for litigation-related expense in the approximate amount of $75,000 at April 30, 2019, for loss contingencies deemed probable and subject to reasonable estimation.

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

The Company entered into an agreement with Digiland Pte Ltd. on September 12, 2017, amounting to US$1,189,061 for eMobile Apps (User and Merchant) and Backed Admin Web Portal. The remaining cost to complete the eMobile Apps (User and Merchant) and Backed Admin Web Portal in future is approximately US$617,559. The Company and Digiland are parties to legal claims against each other, as more fully described in Note 5 Subsequent Events of Notes to our Consolidated Financial Statements.

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

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, therefore, no contingencies were provided as at January 31, 2019.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. As at January 31, 2019, the Company has working capital deficiency of $545,364 and has accumulated losses of $5,772,039 since its inception. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our company as of January 31, 2019 and 2018.

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2019 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2018 (Unaudited)
Revenue	$8,710	$11,611	$63,742	$16,630
Cost of revenue	(9,077)	(53,201)	(10,080)	(83,808)
Other income	271	697	521	2,077
General and administrative expenses	(547,750)	(530,782)	(773,070)	(968,083)
Other comprehensive income / (loss)	5,598	(4,821)	(1,498)	(9,955)
Total Comprehensive Loss for the Year	$(542,248)	$(576,496)	$(720,385)	$(1,043,139)

Three Months Ended January 31, 2019, Compared to Three Months Ended January 31, 2018

Revenues. During the three months ended January 31, 2019, and 2018, we earned revenues of $8,710 and $11,611, respectively. The decrease in net revenues is primarily attributable to decrease in merchants platform fee during the three months ended.

During the three months ended January 31, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

	Three Months Ended January 31, 2019		Three Months Ended January 31, 2018
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
MIG O2O Berhad	$6,734	77.3%	$–	–
MIG Network & Consultancy Sdn Bhd	–	–	9,320	80.3%
	6,734		9,320

MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

General and Administrative Expenses. General and administrative expenses were $547,750 and $530,782 for the three months ended January 31, 2019, and 2018, respectively. The increase in operating expenses was primarily attributable to impairment of the deposit paid for the development of the application-based software.

During the three months ended January 31, 2019 and 2018, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross loss of $367 and gross loss of $41,590 for the three months ended January 31, 2019, and 2018, respectively. The decrease in gross loss is mainly attributable to the decrease in cost of revenue due to restructuring of incentives given to merchants and users in our ecosystem.

Income Tax Expense. We did not record income tax expenses for the three months ended January 31, 2019, and 2018 respectively.

Comprehensive Loss. We suffered a comprehensive net loss of $542,248 and $576,496 for the three months ended January 31, 2019, and 2018, respectively. The decrease in gross loss is primarily attributable to the decrease of revenues earned during the period.

Six Months Ended January 31, 2019, Compared to Six Months Ended January 31, 2018

Revenues. During the six months ended January 31, 2019, and 2018, we earned revenues of $63,742 and $16,630, respectively. The increase in revenues is primarily attributable to IT service fees rendered during the period.

During the six months ended January 31, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

	Six Months Ended January 31, 2019		Six Months Ended January 31, 2018
	Revenues	Percentage of Revenues	Revenues	Percentage of Revenues
North Cloud Sdn Bhd	$26,456	41.5%	$–	–
MIG O2O Berhad	19,240	30.2%	–	–
MIG Network & Consultancy Sdn Bhd	8,803	13.8%	9,322	56.2%
	54,499		9,344

MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

General and Administrative Expenses. Operating expenses were $773,070 and $968,083 for the six months ended January 31, 2019, and 2018, respectively. The decrease in operating expenses was primarily attributable to decrease in marketing and payroll expenses.

During the six months ended January 31, 2019 and 2018, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $53,662 and gross loss of $67,178 for the six months ended January 31, 2019, and 2018, respectively. The increase in gross profit is mainly attributable to the decrease in cost of revenue due to restructuring of incentives given to merchants and users in our ecosystem.

Income Tax Expense. We did not record income tax expenses for the six months ended January 31, 2019, and 2018 respectively.

Comprehensive Loss. We suffered a net loss of $720,385 and $1,043,139 for the six months ended January 31, 2019, and 2018, respectively. The decrease in comprehensive loss is primarily attributable to the decrease of general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	January 31, 2019	July 31, 2018
Current Assets	$489,634	$804,239
Current Liabilities	1,034,998	638,275
Working Capital (Deficit)/Surplus	$(545,364)	$165,964

We had current assets of $489,634 consisting primarily of inventories of $3,264, account receivables of $81, other receivables, deposits and prepayments of $460,123, amount due from related parties of $19,296 and cash and cash equivalents of $6,870 as of January 31, 2019. Our current liabilities consisted of $718,219 of amount due to related parties, $240,499 of other payables and accruals, $21,216 of current tax liabilities and $55,064 of account payables.

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

Cash Flows

	Six Months Ended January 31, 2019	Six Months Ended January 31, 2018

Net Cash Used in Operating Activities	$(8,870)	$(7,290)
Net Cash Provided By / (Used In) Investing Activities	$1,797	$(62,601)
Net Cash Provided by Financing Activities	$–	$26,038
Effects on changes in foreign exchange rate	$(216)	$–
Net decrease in cash and cash equivalents	$(7,073)	$(43,853)

Cash Flow from Operating Activities

During the six months ended January 31, 2019, net cash used in operating activities was $8,870, compared to $7,290 for the six months ended January 31, 2018. Net cash used in operating activities during the six months ended January 31, 2019 consisted primarily of a net loss of $718,887, a decrease in other receivables, deposits and prepayments of $15,551, a decrease in amount due to directors of $50,704, and gain on disposal of PPE $500, offset by an increase in account receivables of $95, an increase in amount due to related parties of $409,542, an increase in account payables of $52,841, an increase in other payables and accrued liabilities of $1,861, impairment of $298,456, and depreciation of plant and equipment of $ 13,977.

Net cash used in operating activities during the six months ended January 31, 2018 consisted primarily of a net loss of $1,033,184, a decrease in account receivables of $656,810, a decrease in account payables of $580,845, gain on disposal of PPE of $519, offset by an increase in other receivables, deposits and prepayments of $4,183, an increase in amount due to directors of $685,737, an increase in amount due to related parties of $1,508,216, depreciation of plant and equipment of $14,474, plant and equipment written off of $49,958 and donated services and rent of $1,500.

Cash Flow from Investing Activities

During the six months ended January 31, 2019, there was net cash generated from investing activities of $1,797 consisted of sales proceeds from disposal of property, plant and equipment of $2,071 and offset by $274 from purchase of plant and equipment.

During the six months ended January 31, 2018, there was net cash used from investing activities of $62,601 consisted of purchase of plant and equipment of $64,058, offset by $1,457 of sales proceeds from disposal of property, plant and equipment.

Cash Flow from Financing Activities

During the six months ended January 31, 2019, financing activities did not provide any net cash.

During the six months ended January 31, 2018, there was net cash generated from financing activity of $26,038 which primarily consisted of issued of share capital of $26,038.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was effective as of July 31, 2018. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2018, we entered into an agreement with Artemis Tech Sdn. Bhd. (“Artemis”), pursuant to which Artemis agreed to develop and enhance our web-based Merchant Management System for MYR 747,500 (approximately US$180,490), which are payable upon the achievement of certain milestones. We paid US$43,428 in cash for the first stage of development work performed on September 21, 2018. The remaining balance to complete the web-based Merchant Management System is approximately US$137,062. The foregoing description of the Merchant Management System development agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and incorporated herein by reference.

ITEM 6	Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws.(1)
10.1	Statement of Work for Merchant & Payment, effective September 14, 2018, by and between Artemis Tech Sdn. Bhd. and MIG Mobile Tech Berhad.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(2)
99.2	Pre-Approval Procedures. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*     Filed herewith.

Notes:
(1)	Incorporated by reference from our Definitive Information Statement filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Date: March 14, 2019

