Form 10-K
period 2019-07-31
WECONNECT Tech International, Inc.
filed 2019-10-29
CIK 1409175

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

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

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2019, computed by reference to the price at which our common shares was sold on that date: US$0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 3, 2019
Common Stock, US$.001 par value per share	593,610,070 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

ITEM 1. BUSINESS

OVERVIEW

We are an IT-solutions provider and until recently, provided a multi-dimensional e-commerce platform that facilitates shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. During the fiscal years ended July 31, 2019, and 2018, we generated comprehensive losses of $1,493,284 and $1,556,408, respectively.

In March 2019, we embarked on a diversification plan to move into the energy, oil & gas sector to strengthen our financial position. On October 24, 2019, we entered into a nonbinding Memorandum of Understanding with MIG Next Technologies Sdn. Bhd. (the “MOU”) pursuant to which the parties agreed to explore a strategic partnership to exploit that certain thermal catalytic cracking technology with proprietary permanent catalyst, named as CHCSTDRP (CH Closed System Thermally Depolymerisation Refining Process) Technology, in accordance with the terms and conditions set forth in the MOU. Pursuant to the MOU, MIG Next Technologies Sdn. Bhd. (“MIG Next”), agreed not to initiate, solicit, encourage, directly or indirectly, or accept any offer or proposal, regarding a strategic partnership relating to the exploitation of such technology by any person other than Company. The MOU expires on the date that is six (6) months from the date of the MOU unless otherwise extended by the parties.

Two Hundred Sixty Thousand and Two Hundred Fifty Thousand (260,000 and 250,000 respectively) ordinary shares of MIG Next, representing 27.66% and 26.60% respectively of the issued and outstanding securities of MIG Next, are held by Shiong Han Wee, our Chief Executive Officer and Director and Kwueh Lin Wong, our Secretary and Director.

Our goal is to explore green technology in the pursuit of improving the quality of living through positive economic contributions and responsible energy production. We believe that we will require approximately USD3,000,000 to fund our diversification plan for the next 18 months. We intend to finance our business expansion efforts through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions.

OUR NEW GREEN TECHNOLOGY FOCUS

With economic growth, industrialization and growing population in developing countries such as Malaysia, there is an increase in energy demand to meet the consumption patterns of the population. In light of the global environmental problems that call for drastic cuts on fossil fuel use, the Malaysian government is taking initiatives to implement policies to address this acceleration of consumption through green technology (GT) applications. The term ‘green technology’ refers to technology that is considered environmentally friendly based on its production process or supply chain. GT includes alternative means of energy production that are less harmful to the environment than traditional ways of generating energy, such as burning fossil fuels.

Green technology initiatives are in line with Sustainable Development Goals (SDGs) that have been adopted by 193 countries across the globe. The SDGs provide clear guidelines and targets for all countries to implement in accordance with their own priorities and the environmental challenges of the world at large. GT plays a key role towards achieving the indicators of SDGs, namely Goal 6 (clean water and sanitation), Goal 7 (affordable and clean energy), Goal 11 (sustainable cities and communities), Goal 12 (responsible consumption and production) and Goal 13 (climate action). We believe that GT is the future of any economy due to rising energy costs and the threat of global warming. We expect that businesses will increasingly recognize the benefits of using technology to reduce their carbon footprint and minimize waste.

Prospective Green Technology

WECT is exploring a transformation technology that uses thermal depolymerization technology as the base paired with catalytic cracking process using quantum entanglement principle to turn organic & inorganic substances to produce oil, gas and charcoal. On October 24, 2019, we entered into a nonbinding Memorandum of Understanding with MIG Next pursuant to which the parties agreed to explore a strategic partnership to exploit thermal catalytic cracking technology with proprietary permanent catalyst, named as CHCSTDRP (CH Closed System Thermally Depolymerisation Refining Process) Technology, in accordance with the terms and conditions set forth in the MOU. Pursuant to the MOU, MIG Next agreed not to initiate, solicit, encourage, directly or indirectly, or accept any offer or proposal, regarding a strategic partnership relating to the exploitation of such technology by any person other than Company. The MOU expires on the date that is six (6) months from the date of the MOU unless otherwise extended by the parties.

Two Hundred Sixty Thousand and Two Hundred Fifty Thousand (260,000 and 250,000 respectively) ordinary shares of MIG Next, representing 27.66% and 26.60% respectively of the issued and outstanding securities of MIG Next, are held by Shiong Han Wee, our Chief Executive Officer and Director and Kwueh Lin Wong, our Secretary and Director.

We intend to work with industry specialists and engineers who have taken more than 15 years to perfect this process, which we believe has been successfully proven at a research center in Netherlands and Malaysia. To fund our diversification plan and operation in the next 18 months, we will require approximately USD3,000,000. We intend to finance our business expansion efforts through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions.

HISTORY

We were incorporated under the laws of the State of Nevada on April 25, 2007. Prior to our acquisition of MIG Mobile Tech Berhad (“MMT”), a corporation organized under the laws of Malaysia, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We were also a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We operated under the name “Contact Minerals Corp. and our securities traded under the symbol “CNTM.” Effective November 6, 2017, we changed our name to “WECONNECT Tech International, Inc.” and our symbol to “WECT.” Our business office is located at 1st Floor, Block A, Axis Business Campus, No. 13A & 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor, Malaysia. Effective June 8, 2018, we consummated the acquisition of 49,831,007 shares of MMT (the “MMT Shares”), constituting approximately 99.662% of the issued and outstanding securities of MMT. As a result of our acquisition of the MMT Shares, we ventured into the IT solution business with a focus on users located in Malaysia. On June 2019, MMT ceased the operation of the platform and currently only maintains its IT solution business operations.

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

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	42	Director, Chief Executive Officer
Kwueh Lin Wong	42	Director, Chief Financial Officer and Secretary

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

MMT was established in 2015 and commenced operations in Malaysia on October 2015. MMT has developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, MMT ceased the operation of the platform and currently only maintains its IT solution business operations.

In March 2019, we embarked on a diversification plan to move into the energy, oil & gas sector to strengthen our financial position. On October 24, 2019, we entered into a nonbinding Memorandum of Understanding with MIG Next Technologies Sdn. Bhd. (the “MOU”) pursuant to which the parties agreed to explore a strategic partnership to exploit that certain thermal catalytic cracking technology with proprietary permanent catalyst, named as CHCSTDRP (CH Closed System Thermally Depolymerisation Refining Process) Technology, in accordance with the terms and conditions set forth in the MOU. Pursuant to the MOU, MIG Next Technologies Sdn. Bhd. (“MIG Next”), agreed not to initiate, solicit, encourage, directly or indirectly, or accept any offer or proposal, regarding a strategic partnership relating to the exploitation of such technology by any person other than Company. The MOU expires on the date that is six (6) months from the date of the MOU unless otherwise extended by the parties.

Two Hundred Sixty Thousand and Two Hundred Fifty Thousand (260,000 and 250,000 respectively) ordinary shares of MIG Next, representing 27.66% and 26.60% respectively of the issued and outstanding securities of MIG Next, are held by Shiong Han Wee, our Chief Executive Officer and Director and Kwueh Lin Wong, our Secretary and Director

Our goal is to explore green technology in the pursuit of improving the quality of living through positive economic contributions and responsible energy production. We believe that we will require approximately USD3,000,000 to fund our diversification plan for the next 18 months. We intend to finance our business expansion efforts through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions.

CORPORATE STRUCTURE

A chart of our current corporate structure is set forth below:

WeConnect Tech International, Inc. (NV) (“WECT”)

MIG Mobile Tech Berhad (Malaysia) (“MMT”)

OUR CURRENT PRODUCTS AND SERVICES

We currently provide the following services.

System Consultation: Our IT team provides IT consultation services and facilitates client interaction with systems developers.

System Testing: Our IT team provides assurance testing to enable clients to determine whether their system is operating with the desired functionalities.

Hardware and Software Renting: We lease various computer equipment and provides server rental and maintenance services.

OPERATIONS

Our current business operations are divided into the following core functions to address the needs of our customers.

Service Consultant: Our Service Consultant team focuses on expanding the customer base of the Company, as well as addressing all the needs of our customers. They work with the IT team to fulfill customer requests. Our consultants work closely with the customer before and after delivery/completion of product/services. As of July 31, 2019, we employed 5 services representatives.

Technology: We embrace and welcome new technologies to improve the user experience for our customers. Our information technology team is focused on the design and development of new products and services, maintenance of customer websites and development and maintenance of our customer server or internal operations systems.

DISTRIBUTION

Major Customers

During the twelve months ended July 31, 2019, the following customers accounted for 10% or more of our total net revenues:

	Year ended July 31, 2019		July 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$44,622	40%	$5,976
MIG O2O Berhad	19,360	17%	–
East Cloud Sdn Bhd	18,190	16%	5,982
MIG Network & Consultancy Sdn Bhd	16,053	14%	–
TOTAL	$98,225	87%	$11,958

MIG O2O Berhad, East Cloud Sdn Bhd and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong.

Major Vendors

During the twelve months ended July 31, 2019, no vendors accounted for 10% or more of our total operating costs.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on patents, trade secrets, copyrights, expertise, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our “WeConnect” brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

The laws of Malaysia and our target countries may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries. Furthermore, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. Initially, we expect that our revenue will be derived mainly from our operations in Malaysia where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We also intend to register trademarks as a means of protecting the brand names of our companies and products. In addition to this, we also aim to protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable knowledge that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not to be disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable knowledge will not otherwise become known or be independently developed by competitors.

EMPLOYEES

As of July 31, 2019, we have the following employees:

Executive Officer	4
Service Consultant	5
IT Development Staff	4
Administration Staff	2
Total	15

All of our employees are located in Malaysia. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $51,700 and $81,390, for the years ended July 31, 2019, and 2018, respectively.

GOVERNMENT AND INDUSTRY REGULATIONS

We are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

Insurance

We maintain certain insurance in accordance with customary industry practices in Malaysia. Under Malaysian law it is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. MMT maintains Employee’s Compensation Insurance, vehicle insurance and third-party risks insurance for the business purposes.

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

ITEM 2. Properties.

We maintain our 7,000 square feet corporate office at 1st Floor, Block A, Axis Business Campus, No. 13A and 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor, Malaysia. Our corporate office is subject to a sublease by and between MIG Network & Consultancy Sdn. Bhd., and MIG Mobile Tech Bhd. According to the sublease, we are obligated to pay a monthly rental of MYR 24,073 (approximately US $5,826) during the term. The sublease expires October 31, 2019. The foregoing description of the sublease is qualified in its entirety by reference to the Tenancy Agreement, which is filed as Exhibit 10.2 to this Current Report and incorporated herein by reference.

ITEM 3. Legal Proceedings.

On November 12, 2018, MIG Mobile Tech Berhad, a subsidiary of the Company, filed a claim against Digiland Private Limited (“Digiland”) for breach of contract and misrepresentation arising from, among other things, Digiland’s failure to perform under its supplier contract with the Company. In its suit, MIG Mobile Tech Berhad is seeking a return of funds previously paid to Digiland in the amount of S$800,000 Singapore Dollars (approximately US $584,000) together with a claim for damages to be assessed by the Singapore Court. Within the same suit, Digiland has filed a counterclaim against MIG Mobile Tech Berhad for the balance of the payment due to it under contract in the sum of S$800,000, together with a claim for damages to be assessed by the Singapore Court.

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the year ended July 31, 2019.

Prior to the filing of its claims against Digiland, the Company recognized the amount of $584,000 in receivable, deposits and prepayments. The amount is being recognized as deposit because the development of the application-based software has not been materialized to-date. Upon the filing of its claims, the Company expects to recognize an impairment in the amount of $584,000. The Company is unable to ascertain the result of the legal proceedings as the proceedings are in the early stages and there is uncertainty arising from the development of the case.

Excluding fees paid to external legal counsel, litigation-related expenses and accruals previously recognized, the Company does not expect to recognize additional accruals for litigation-related expense for the next quarter.

We expect that the aggregate range of reasonably possible losses, in excess of accruals established, if any, for such legal proceeding is likely to range from $584,000, and upwards if Digiland prevails in its counterclaim against us. The estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimate can be made. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, such range represents what the Company believes to be an estimate of possible loss only for those matters meeting such criteria. It does not represent the Company’s maximum loss exposure.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “WECT”. As of October 21, 2019, the last closing price of our securities was $0.15, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Pink. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended July 31, 2018
First Quarter	$0.137	$0.048
Second Quarter	$0.050	$0.045
Third Quarter	$0.400	$0.090
Fourth Quarter	$0.450	$0.200

Fiscal year ended July 31, 2019
First Quarter	$0.274	$0.178
Second Quarter	$0.256	$0.079
Third Quarter	$0.300	$0.099
Fourth Quarter	$0.199	$0.099

(b)  Approximate Number of Holders of Common Stock

As of October 3, 2019, there were approximately 370 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended July 31, 2019, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 10-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended July 31, 2019 and 2018. The discussion and analysis that follow should be read together with the section entitled “Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	42	Director, Chief Executive Officer
Kwueh Lin Wong	42	Director, Secretary

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

Mobile & IT Business

As a result of our acquisition of the MMT Shares, we entered into the payment and IT solution business with a focus on users located in Malaysia. MMT was incorporated and registered as a public limited company in the Malaysia on Oct 1, 2015. MMT has developed and operates a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. However, on June 2019, MMT ceased the operation of the platform and currently only maintains its IT solution business operations.

New Green Technology Focus

We are exploring a transformation technology that uses thermal depolymerization technology as the base paired with catalytic cracking process using quantum entanglement principle to turn organic & inorganic substances to produce oil, gas and charcoal. We intend to work with industry specialists and engineers who have taken more than 15 years to perfect this process, which has successfully been proven at a research center in Netherlands and Malaysia. Our goal is to reinvent energy, creating a positive impact on the people and environment in order to create a sustainable future for all.

To fund our diversification plan and operation in the next 18 months, we will require approximately USD3,000,000. We intend to finance our business expansion efforts through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions.

Financial Condition

During the twelve-month period following the date of this annual report, we anticipate that we will not generate sufficient operating revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that we will require approximately USD3,000,000 to fund our green technology business plan and operation for the next 18 months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or shareholder loans. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or shareholder loans to establish our new business.

Results of Operations

Comparison of the years ended July 31, 2019 and 2018

The following table sets forth certain operational data for the years ended July 31, 2019, and 2018:

	Years ended July 31,
	2019	2018
Revenues, net	$111,045	$238,716
Cost of revenues	(10,394)	(266,161)
Gross profit/loss	100,651	(27,445)
Operating expenses:
General and operating expenses	(1,587,572)	(1,483,773)
Loss from operations	(1,486,921)	(1,511,218)
Other income	545	104,868
Loss before income taxes	(1,486,376)	(1,406,350)
Income tax income/(expense)	–	249
NET LOSS	$(1,486,376)	$(1,406,101)
Other Comprehensive expenses:
Foreign currency translation loss	(6,908)	(150,307)

COMPREHENSIVE LOSS	$(1,493,284)	$(1,556,408)

Net Revenue. We generated revenues of $111,045 and $238,716 during the fiscal year ended July 31, 2019 and 2018, respectively. Our revenues are generally derived from the provision of IT service fees. The decrease in net revenues is primarily attributable to reduction of IT service contracts received and cessation of platform operation.

During the twelve months ended July 31, 2019 and 2018, the following customers accounted for 10% or more of our total net revenues:

	Year ended July 31, 2019		July 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$44,622	40%	$5,976
East Cloud Sdn Bhd	18,190	16%	5,982
MIG O2O Berhad	19,360	17%	–
MIG Network & Consultancy Sdn Bhd	16,053	14%	–
TOTAL	$98,225	87%	$11,958

	Year ended July 31, 2018		July 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$108,540	45%	$–
MIG O2O Berhad	78,938	33%	–
MIG Network & Consultancy Sdn Bhd	34,536	14%	–
TOTAL	$222,014	92%	$–

East Cloud Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

Gross Loss. We generated a gross profit of $100,651 and suffered a gross loss of $27,445 for the fiscal years ended July 31, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to the increase in net revenue generated from IT service fees.

Operating Expenses. During the fiscal year ended July 31, 2019, and 2018, we incurred operating and administrative expenses of $1,587,572 and $1,483,773 respectively. The increase in operating and administrative expenses is attributable to the impairment of the application-based software.

During the twelve months ended July 31, 2019 and 2018, no vendors accounted for 10% or more of our total operating costs.

Income Tax Expense. There is no income tax expense recorded for the fiscal year ended July 31, 2019, and income tax refund of $249 was reported for the fiscal years ended July 31, 2018.

Net Loss. We recorded a net loss of $1,486,376 and $1,556,408 for the fiscal years ended July 31, 2019, and 2018, respectively. The decrease in net loss is primarily due to lower foreign currency translation loss recorded during the year.

Liquidity and Capital Resources

As of July 31, 2019, we had current assets of $70,179 and current liabilities of $1,367,694. Our current assets consisted of $11,957 of trade receivables, $54,050 of other receivables, deposits and prepayments, $829 of amount due from related parties and $3,343 of cash and cash equivalent. Our current liabilities consisted $75,777 of trade payables, $199,086 of other payables and accruals, $1,071,620 of amount due to related parties and $21,211 of tax provision.

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

Stockholders’ equity decreases from surplus of $274,969 as of July 31, 2018 to a deficit of $1,218,315 as of July 31, 2019.

Net Cash Used In Operating Activities

Net cash used in operating activities was $12,171 for the year ended July 31, 2019, and consisted primarily of operating loss before working capital changes of $1,486,376, a decrease in plant and equipment written off of $503, a decrease in foreign translation reserve of $10, an increase in trade receivables of $11,767, an increase in other receivables, deposits and prepayments, a decrease in amount due to directors of $51,017, a decrease in other payables and accrued liabilities of $37,648, offset against an increase in depreciation of plant and equipment of $26,918, impairment of $694,959, inventory written off of $3,231, amount due to related parties of $789,499 and account payables of $74,236.

Net cash used in operating activities was $2,775,284 for the year ended July 31, 2018, and consisted primarily of operating loss before working capital changes of $1,325,915 and increase in other receivables, deposits and prepayments of $689,688, amount due from/(to) related parties of $397,435, other payables and accrued liabilities of $293,166, and amount due from directors of $92,974.

Net Cash Used In Investing Activities

Net cash gain in investing activities for the fiscal year ended July 31, 2019 was $1,588, consisted primarily of sales proceeds of plant and equipment.

Net cash used in investing activities for the fiscal year ended July 31, 2018 was $70,669, consisted purchases of plant and equipment.

Net Cash Generated From Financing Activities

There is no net cash generated from financing activities for the fiscal year ended July 31, 2019.

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

The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

Expenditures for maintenance and repairs are expensed as incurred.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the years ended July 31,
	2019	2018
Year-end MYR : US$1 exchange rate	4.1275	4.0605
Yearly average MYR : US$1 exchange rate	4.1323	4.0538

•	Recent accounting pronouncements

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

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

To the Shareholders and Board of Directors of WECONNECT Tech International Inc.

1st Floor, Block A, Axis Business Campus,

No. 13A & 13B, Jalan 225, Section 51A,

46100 Petaling Jaya, Selangor

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WECONNECT Tech International Inc. (“the Company”) as of July 31, 2019 and 2018, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years ended July 31, 2019 and 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements presented fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flow for each of the two years ended July 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

We have served as Company's auditor since 2018.

Selangor, Malaysia.

Oct 24, 2019

WECONNECT TECH INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

As of July 31, 2019 and 2018

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

		As of July 31,
	Note	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents		3,343	14,159
Account receivables		11,957	179
Other receivables, deposits and prepayments	3	54,050	748,260
Amount due from related parties	4	829	38,353
Inventories	5	–	3,288
Total Current Assets		70,179	804,239

NON-CURRENT ASSETS
Plant and equipment, net	6	88,649	118,610
Total Non-Current Assets		88,649	118,610

TOTAL ASSETS		$158,828	$922,849

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Account payables		75,777	1,515
Other payables and accrued liabilities	7	199,086	250,624
Amount due to directors	8	–	51,920
Amount due to related parties	4	1,071,620	323,424
Current tax liabilities	9	21,211	10,792
Total Current Liabilities		1,367,694	638,275

NON-CURRENT LIABILITIES
Deferred taxation	9	9,449	9,605
Total Non-Current Liabilities		9,449	9,605

TOTAL LIABILITIES		$1,377,143	$647,880

STOCKHOLDERS' EQUITY
Common stock 593,610,070 shares issued and outstanding as of July 31, 2019 and 2018, respectively		593,610	593,610
Additional paid up share capital		4,958,781	4,958,781
Accumulated loss		(6,535,337)	(5,048,961)
Other comprehensive loss		(235,369)	(228,461)
TOTAL STOCKHOLDERS' EQUITY		(1,218,315)	274,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$158,828	$922,849

See accompanying notes to consolidated financial statements.

WECONNECT TECH INTERNATIONAL INC.

Consolidated Statement of Operation and Comprehensive Income

For the years ended July 31, 2019 and 2018

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

	For the year ended July 31,
	2019	2018
REVENUE	$111,045	$238,716

COST OF REVENUE	(10,394)	(266,161)

GROSS PROFIT/(LOSS)	100,651	(27,445)

OTHER INCOME	545	104,868

GENERAL AND ADMINISTRATIVE EXPENSES	(1,587,572)	(1,483,773)

LOSS BEFORE TAXATION	(1,486,376)	(1,406,350)

TAXATION	–	249

LOSS AFTER TAXATION	(1,486,376)	(1,406,101)

OTHER COMPREHENSIVE LOSS

Foreign exchange translation adjustment	(6,908)	(150,307)

COMPREHENSIVE LOSS	$(1,493,284)	$(1,556,408)

EARNING PER SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	593,610,070	158,593,407

See accompanying notes to consolidated financial statements.

WECONNECT TECH INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended July 31, 2019 and 2018

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

	For the year ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,486,376)	$(1,406,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	26,918	28,536
Impairment of deposit	694,959	–
Inventory written Off	3,231	–
Plant and equipment written off	(503)	50,150
Foreign translation reserve	(10)	–
Donated services and rent	–	1,500
Operating loss before working capital changes	(761,781)	(1,325,915)
Changes in operating assets and liabilities:
Inventories	–	19,043
Account receivables	(11,767)	(179)
Other receivables, deposits and prepayments	(13,693)	(689,688)
Amount due to directors	(51,017)	(92,974)
Amount due from/(to) related parties	789,499	(397,435)
Account payables	74,236	(5,507)
Other payables and accrued liabilities	(37,648)	(293,166)
Cash used in operating activities	(12,171)	(2,785,821)
Tax payable	–	10,537
Net cash used in operating activities	(12,171)	(2,775,284)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	(496)	(70,669)
Sales proceeds from disposal of plant and equipment	2,084	–
Net cash used in investing activity	1,588	(70,669)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share capital	–	2,940,687
Net cash generated from financing activity	–	2,940,687

Foreign currency translation adjustment	(233)	(148,650)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,816)	(53,916)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,159	68,075

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,343	$14,159

See accompanying notes to consolidated financial statements.

WECONNECT TECH INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended July 31, 2019 and 2018
(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Audited)

	COMMON STOCK		ADD. PAID UP		ACCUM.	ACCUM. OTHER
	Num. of Shares	Amount	SHARE CAPITAL	DONATED CAPITAL	PROFIT / (LOSS)	COMP. LOSS	TOTAL EQUITY
Balance as of Aug 01, 2017	16,530,000	$16,530	$2,407,793	$185,881	$(3,642,860)	$(78,154)	$(1,110,810)
Donated services and rent	–	–	–	1,500	–	–	1,500
Issuance of shares	577,080,070	577,080	2,550,988	(187,381)	–	–	2,940,687
Net loss for the year	–	–	–	–	(1,406,101)	–	(1,406,101)
Foreign currency translation adjustment	–	–	–	–	–	(150,307)	(150,307)
Balance as of July 31, 2018	593,610,070	593,610	4,958,781	–	(5,048,961)	(228,461)	274,969
Donated services and rent	–	–	–	–	–	–	–
Issuance of shares	–	–	–	–	–	–	–
Net loss for the year	–	–	–	–	(1,486,376)	–	(1,486,376)
Foreign currency translation adjustment	–	–	–	–	–	(6,908)	(6,908)
Balance as of July 31, 2019	593,610,070	$593,610	$4,958,781	$–	$(6,535,337)	$(235,369)	$(1,218,315)

See accompanying notes to consolidated financial statements.

WECONNECT TECH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2019 and 2018

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

Basis of Presentation

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

Going concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of July 31, 2019, the Company suffered an accumulated deficit of $6,535,337 and continuously incurred a net operating loss of $1,486,376 for year ended July 31, 2019. The continuation of the Company as a going concern through July 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the years ended July 31,
	2019	2018
Year-end MYR : US$1 exchange rate	4.1275	4.0605
Yearly average MYR : US$1 exchange rate	4.1323	4.0538

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

Segment Reporting

ASC Topic 280, "Segment Reporting" establish standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended July 31, 2019 and 2018, the Company operates in one reportable operating segment in Singapore and Malaysia.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements can be expected to cause a material impact on its financial condition or the results of its operations.

3.	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	As at July 31,
	2019	2018
Other receivables	$28,582	$52,777
Deposits	25,365	695,379
Prepayments	103	104
	$54,050	$748,260

4.	AMOUNT DUE FROM/(TO) RELATED PARTIES

The amounts are unsecured, bear no interest and are repayable on demand.

5.	INVENTORIES

	As at July 31,
	2019	2018
Finished goods, at net realizable value	$–	$3,288

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	As at July 31,
	2019	2018
Computer hardware	$35,835	$38,892
Computer software	15,030	15,278
Furniture and fittings	23,641	23,751
Office equipment	13,811	13,926
Telecommunication	5,592	6,408
Renovation	56,930	57,869
Signboard	1,575	1,601
Security and alarm system	2,253	2,180
	154,667	159,905
(Less): Accumulated depreciation	(66,018)	(41,367)
(Less): Foreign currency translation adjustments	–	72
Plant and equipment, net	$88,649	$118,610.

Depreciation expense for the years ended July 31, 2019 and 2018 are US$26,918 and US$28,536 respectively.

7.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As at July 31,
	2019	2018
Other payables	$183,622	$212,629
Accrued liabilities	15,464	37,995
	$199,086	$250,624

8.	AMOUNT DUE TO DIRECTORS

The amounts are unsecured, bear no interest and are repayable on demand.

9.	INCOME TAX

The loss before income taxes of the Company for the years ended July 31, 2019 and 2018 were comprised of the following:

	As at July 31,
	2019	2018
Tax jurisdictions from:
Local	$(154,939)	$(183,313)
Foreign, representing Malaysia	(1,331,437)	(1,223,037)
Loss before income taxes	$(1,486,376)	$(1,406,350)

Provision for income taxes consist of the following:

	As at July 31,
	2019	2018
Current
Local	$20,682	$10,254
Foreign, representing Malaysia	529	538
	21,211	10,792
Deferred
Foreign, representing Malaysia	9,449	9,605
	$30,660	$20,397

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2019 and 2018:

	As at July 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards
Foreign, representing Malaysia	$(1,571,230)	$(1,211,751)
	(1,571,230)	(1,211,751)
(Less): Valuation allowance	1,571,230	1,211,751
Loss before income taxes	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of US$1,211,751 as of July 31, 2018. For the year ended July 31, 2019, the valuation allowance increased by US$359,479 primarily relating to net operating loss carry forwards from the various tax regime.

10.	RELATED PARTY TRANSACTIONS

	As at July 31,
	2019	2018

Revenue generated from:
East Cloud Sdn Bhd	$18,190	$–
Creative Property Management	2,708	–
MIG O2O Berhad	19,360	78,938
MIG Network & Consultancy Sdn Bhd	16,053	34,536
WPAY International Bhd	8,948	–
MIG F&B Sdn Bhd	–	2
	65,259	113,476

Manpower charge back to:
MIG O2O Berhad	43,083	100,792
MIG Network & Consultancy Sdn Bhd	1,765	1,627
	44,848	102,419

Rental paid to:
MIG Network & Consultancy Sdn Bhd	$69,906	$70,062

Utilities paid to:
MIG Network & Consultancy Sdn Bhd	$–	$1,511

Legal Fees paid to:
MIG Network & Consultancy Sdn Bhd	$9,147	$9,621

Payroll outsourcing paid to:
MIG Network & Consultancy Sdn Bhd	$1,765	$1,987

Purchase of PPE:
MIG Network & Consultancy Sdn Bhd	$–	$5,313

Rental deposit paid to:
MIG Network & Consultancy Sdn Bhd	$–	$13,726

Donated services and rent:
Kerry J. McCullagh	$–	$1,500

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

All the related parties stated above are under common directors, Wee Shiong Han and Wong Kwueh Lin.

11.	CONCENTRATION OF RISK

a)	Major customers

For the years ended July 31, 2019 and 2018, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivables balance at period-end are presented as follows:

	Revenue		Percentage of Revenue		Account Receivables, Trade
	2019	2018	2019	2018	2019	2018

North Cloud S/B	$44,622	$108,540	40%	45%	$5,976	$–
MIG O2O Bhd	19,360	78,938	17%	–	–	–
East Cloud S/B	18,190	–	16%	33%	5,982	–
MIG Network & Consultancy S/B	16,053	34,536	14%	14%	–	–
	$98,255	$222,014	87%	$92%	$11,958	$–

b)	Exchange rate risk

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

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, therefore, no contingencies were provided as at July 31, 2019.

13.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2019 up through the date the Company presented these audited financial statements, except for the Share Exchange Agreement dated March 18, 2019, by and among WeConnect Tech International, Inc., GF Offshorre Sdn. Bhd. and certain Investors which will expire on October 31, 2019.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2019, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Shiong Han Wee	42	Chief Executive Officer, Director
Kwueh Lin Wong	42	Secretary and Director
Pui Hold Ho	37	Director
Mun Wai Wong	62	Director
Chow Wing Loke	50	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Shiong Han Wee, age 42, has served as our Chief Executive Officer and director since August 29, 2017. He has over 15 years of experience as a business consultant and coacher to the Malaysia business community. Since 2011, Mr. Wee has served as the founder, Chief Executive Officer and director of the MIG Group, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2007 to 2009, Mr. Wee served as a director of Future Focus Academic Sdn. Bhd., an education company. Mr. Wee received his undergraduate degree in Business Management from the University of Bolton in the United Kingdom in 2002 and his “A Levels” designation from the SEGI College in Kuala Lumpur, Malaysia in 1998.

Mr. Wee is the 2015 recipient of the Malaysia Young Entrepreneur Award. He also received the Singapore Prominent Brand Award in 2015 in connection with his work with MIG Network International Pte. Ltd. (Singapore). Mr. Wee brings to our Board his business experience in the internet and mobile industries.

Kwueh Lin Wong, age 42, has served as our Secretary and director since August 29, 2017. From August 29, 2017, to June 1, 2018, Mr. Wong also served as our Chief Financial Officer. Mr. Wong has over 10 years of experience as an IT consultant and business consultant. Since 2011, Mr. Wong has served as the founder and director of the MIG Group, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2008 to 2014, Mr. Wong was a consultant for Pusat Tiusyen Makmur Maju, an education company. From 2007 to 2009, he served as a director of Future Focus Academic Sdn. Bhd., an education company. From 2004 to 2007, he served as the Marketing Manager of All IT Marketing Sdn. Bhd. Mr. Wong received his Degree in Engineering from Computer Multimedia University in Selangor, Malaysia in 2005. He received an Advanced Diploma in Computer Engineering in 2000 and a Diploma in Computer Engineering in 1998 from Informatics College in Kuala Lumpur, Malaysia. Mr. Wong brings to our Board his deep experience in computer engineering and internet and mobile industries.

Pui Hold Ho, age 37, was appointed to our board of directors on September 22, 2017. He is an accountant by profession, a fellow member of the Association of Chartered Certified Accountants (ACCA), United Kingdom, a member of the Malaysian Institute of Accountants (MIA) and also a member of Asean Chartered Professional Accountants (ACPA). Mr. Ho has years of professional experience in auditing, banking and corporate finance. He started his career in 2004 by joining a Singapore advisory firm as IPO consultant where he participated in a few successful listings of companies in SGX. He then joined Ernst & Young as Senior Audit Associate until 2009 before he left to join AmBank (M) Berhad – Corporate & Institutional Banking. In the bank, he was responsible in client credit evaluation and marketing of the Bank’s products mainly in debt capital market, offshore loan syndication, corporate finance advisory & treasury products. To further advance his career, he took up the chief financial officer position in a foreign company listed on Bursa Malaysia Securities Berhad until 2013. He now sits on the board of the following companies listed on Main Market of Bursa Malaysia Securities Berhad: HB Global Limited, a food processing company specializing in the production of Ready-to-Serve foods; Malaysia Pacific Corporation Berhad, a property development and investment corporation; Milux Corporation Berhad, a manufacturer of gas appliances, water heaters and gas regulators and distributors of gas and electrical home appliances; Multi-Usage Holdings Berhad, an investment holding and management services company; and Permaju Industries Berhad, a motor vehicles trader and provision of its related services, properties development and timber plantation. Mr. Ho brings to our Board his financial and accounting experience as well as public company governance expertise.

Mun Wai Wong, age 62, has over 30 years of professional and commercial experience in accounting and finance. Mr. Wong started his professional career in 1981 as auditor before joining a Malaysian listed company in financial services as a Finance Manager in 1993. Mr. Wong was subsequently promoted to Senior Finance Manager cum Company Secretary before leaving in 1996. From 1997 to 2003, Mr. Wong was the Chief Operating Officer and Executive Director of a Malaysia Second Board listed company. Mr. Wong now serve as an independent director of Comintel Corporation Berhad (COMCORP:KLSE) since October 2010 and an independent director of MSCB Holdings Berhad (MSC:KLSE) since May 2012. Currently Mr. Wong is with an international consultancy firm. Mr. Wong is a Chartered Accountant from the Malaysia Institute of Accountants, a Fellow Member of The Chartered Association of Certified Accountants, and an Associate Member of the Malaysian Institute of Chartered Secretaries and Administrators. Mr. Wong brings to our Board his vast experience in the accounting and finance matters.

Chow Wing Loke, age 50, has served as our Chief Financial Officer since June 1, 2018, and the Chief Financial Officer of MIG Mobile Tech Bhd., a payment solution provider and our operating subsidiary, since March 2018. Prior to joining MIG Mobile Tech Bhd., Mr. Loke served as the General Manager of Autoliv Hirotako Sdn. Bhd., an automotive safety restraint system manufacturer in Malaysia and an affiliate company of Autoliv Inc. (ALV:NYSE), from May 2008 to March 2018. Prior to this, he served as the Chief Financial Officer and or Financial Controller with various companies in Malaysia. He is a Fellow of the Chartered Certified Accountants. Mr. Loke received his professional qualification in 1992 from Systematic Business School in Malaysia.

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

Board Committees

Effective September 22, 2017, we formed an Audit Committee which is comprised of our independent directors: Pui Hold Ho and Mun Wai Wong. A copy of the charter for our Audit Committee is filed as Exhibit 99.1. Mr. Ho currently serves as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

We have not formed separate Corporate Governance and Compensation and Nominations committees. Our entire Board performs the functions of the Corporate Governance and Compensation and Nominations committees.  We hope to establish these committees as the business of the Company becomes more mature.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board/Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board/Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2019.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Shiong Han Weer	2019	$29,040	$0	$0	$0	$0	$0	$0	$29,040
Chief Executive Officer	2018	$29,600	$0	$0	$0	$0	$0	$0	$29,600

Mr. Shiong Han Wee was appointed to serve as our Chief Executive Officer and director on August 29, 2017.

Narrative disclosure to Summary Compensation Table

Each of Messrs. Shiong Han Wee, Kwueh Lin Wong and Chow Wing Loke are parties to an employment agreement with MIG Mobile Tech Berhad, our subsidiary, or the Employment Agreements, as of the dates and for the annual salary set forth below:

Name	Position	Annual Salary	Effective Date
Shiong Han Wee	Chief Executive Officer	MYR 120,000	April 1, 2016
Chow Wing Loke	Chief Financial Officer	MYR 360,000 plus MYR 36,000 allowance	July 1, 2019
Kwueh Lin Wong	Chief Operations Officer	MYR 120,000	April 1, 2016

Each officer is subject to a six-month probation period, which may be extended for a period of three months in the Company’s discretion. During the probationary period, employment may be terminated by either party upon fourteen days prior written notice. The Employment Agreements contain provisions related to confidentiality and ownership of work product.

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

Director Compensation Table

During our fiscal year ended July 31, 2019, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended July 31, 2019, we paid each of our non-employee directors as follows:

Name	Fees earned or paid in cash* ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Pui Hold Ho (1)	$12,000	–	–	–	–	–	$12,000

Mun Wai Wong (2)	$6,000	–	–	–	–	–	$6,000

* Fee was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate of 4.1323 prevailing at the date of payment.

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

During the fiscal year ended July 31, 2019, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

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

Kwueh Lin Wong

Pui Hold Ho

Mun Wai Wong

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 3, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Shiong Han Wee (1)	82,089,140	13.8%
Kwueh Lin Wong (1)	79,393,540	13.4%
All executive officers and directors as a group (five persons)	161,482,680	27.2%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 3, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 3, 2019, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Applicable percentage ownership is based on 593,610,070 shares of common stock outstanding as of October 3, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of October 3, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise noted, the business address of each beneficial owner listed is 1st Floor, Block A, Axis Business Campus, No. 13A and 13B, Jalan 225, Section 51A, 46100 Petaling Jaya, Selangor, Malaysia. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

For the year ended July 31, 2019, East Cloud Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd accounted for 16%, 17% and 14% of our revenues, in the amount of $18,190, $19,360, and $16,053, respectively.

For the year ended July 31, 2018, MIG O2O Berhad, MIG Network & Consultancy Sdn Bhd and MIG F&B Chain Sdn Bhd accounted for 33%, 14% and 0% of our revenues, in the amount of $78,938, $34,536 and $2, respectively.

MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of July 31, 2019 and 2018, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $1,037,691 and $323,424, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2018, MIG Mobile Tech Ltd was indebted to the Company, in the amount of $38,299, respectively, for sales of services. The amounts are included in due from related parties and are non-interest bearing, unsecured, and due on demand. MIG Mobile Tech Ltd is owned by our executive officers and directors, Messrs. Wee and Wong.

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

As of July 31, 2018, we were indebted to Kwueh Lin Wong, our Secretary and Director, in the amount of $45,506, for advances and expenses incurred on behalf of the Company. The amounts are included in due to directors and are non-interest bearing, unsecured, and due on demand.

During the years ended July 31, 2018, we recognized a total of $1,000, for donated services at $1,000 per month and a total of $500, for donated rent at $500 per month, provided by Kerry J. McCullagh, our former President, which have been included in the statements of operations and comprehensive (loss) income.

During the year ended July 31, 2019, we recognized a total of $43,083 for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

During the years ended July 31, 2019 and 2018, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company:

	As at July 31,
	2019	2018

Manpower charge back to	$1,765	$1,627
Rental paid to	69,906	70,062
Utilities paid to	–	1,511
Legal fees paid to	9,147	9,621
Payroll outsourcing paid to	1,765	1,987

The above transactions have been included in the statements of operations and comprehensive (loss) income.

	As at July 31,
	2019	2018

Purchase of PPE	$–	$5,313
Rental deposit paid to	–	13,276

The above transactions have been included in the balance sheet.

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

	Years ended July 31,
	2019		2018

Audit fees (1)	US$	22,822	US$	23,603

Audit related fees (2)		1,643		9,054

Tax fees		–		–

All other fees		–		4,200

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

Total Asia Associates PLT has billed us US$22,822 in the aggregate for the fiscal year ended July 31, 2019 for audit services rendered.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

In fiscal year 2019, TRE Outsource Solutions Sdn Bhd has billed us US$1,643, in connection with compiling the Company’s financial statements for fiscal year 2019.

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

(3)	Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.3	Bylaws.(2)
4.1	Form of Common Stock Certificate(3)
4.2	Description of Securities*
10.1	Share Exchange Agreement, dated June 8, 2018, by and between MIG Mobile Tech Berhad and WECONNECT Tech International Inc.(4)
10.2	Tenancy Agreement, dated November 1, 2017, by and between MIG Network & Consultancy Sdn. Bhd. And MIG Mobile Tech Bhd.(4)
10.3	Development Agreement, dated October 16, 2017, by and between Digiland Pte. Ltd. and MIG Mobile Tech Bhd.(4)
10.4	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Stanley Kwuen Lin Wong(4)
10.5	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Brian Wee Shiong Han(4)
10.6	Letter of Appointment, effective March 1, 2018, by and between MIG Mobile Tech Berhad and Chow Wing Loke(4)
10.7	Form of Letter of Appointment of Independent Director – Ho Pui Hold(3)
10.8	Form of Letter of Appointment of Independent Director – Wong Mun Wai(3)
14	Code of Ethics (5)
21	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certificate of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(6)
99.2	Pre-Approval Procedures. (6)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

Notes:
(1)	Incorporated by reference from Exhibit 1 of our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2018.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2008.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

*Filed Herewith.

ITEM 16.  form 10-k summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.
(Registrant)

By:	/s/Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Dated:	October 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shiong Han Wee	Chief Executive Officer and Director	October 29, 2019
Shiong Han Wee	(Principal Executive Officer)

/s/ Chow Wing Loke* Chow Wing Loke	Chief Financial Officer (Principal Financial Officer)	October 29, 2019

/s/ Kwueh Lin Wong* Kwueh Lin Wong	Secretary and Director	October 29, 2019

/s/ Pui Hold Ho* Pui Hold Ho	Director	October 29, 2019

/s/ Mun Wai Wong* Mun Wai Wong	Director	October 29, 2019

Representing all of the members of the Board of Directors.

* By	/s/ Shiong Han Wee
Shiong Han Wee
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

