Form 10-Q
period 2019-10-31
WECONNECT Tech International, Inc.
filed 2019-12-10
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 27, 2019, the issuer had outstanding 593,610,070 shares of common stock.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2019	July 31, 2019
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,178	$3,343
Account receivables	9,832	11,957
Other receivables, deposits and prepayments	28,106	54,050
Amount due from related parties	821	829
Total Current Assets	39,937	70,179

Non-Current Assets
Plant and equipment, net	81,572	88,649
Total Non-Current Assets	81,572	88,649

Total Assets	$121,509	$158,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payables	$58,109	$75,777
Other payables and accrued liabilities	189,395	199,086
Amount due to related parties	1,169,416	1,071,620
Current tax liabilities	21,205	21,211
Total Current Liabilities	1,438,125	1,367,694

Non-Current Liabilities
Deferred taxation	9,336	9,449
Total Non-Current Liabilities	9,336	9,449

Total Liabilities	1,447,461	1,377,143

Stockholders' Equity
Common Stock 593,610,070 shares issued and outstanding at October 31, 2019 and July 31, 2019	593,610	593,610
Additional paid-in capital	4,958,781	4,958,781
Accumulated loss	(6,653,361)	(6,535,337)
Accumulated other comprehensive loss	(224,982)	(235,369)
Total Stockholders' Equity	(1,325,952)	(1,218,315)

Total Liabilities and Stockholders' Equity	$121,509	$158,828

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended October 31,
	2019 (Unaudited)	2018 (Unaudited)

Revenue	$36,578	$55,032

Cost of Revenue	–	(1,003)

Gross Profit	36,578	54,029

Other Income	3,429	250

General and Administrative Expenses	(158,031)	(225,320)

Loss Before Taxation	$(118,024)	$(171,041)

Taxation	–	–

Loss After Taxation	$(118,024)	$(171,041)

Foreign Currency Translation Adjustment	10,387	(7,096)

Total Comprehensive Loss for The Period	$(107,637)	$(178,137)

Earnings Per Share	$–	$–

Weighted Average Number of Common Shares Outstanding Basic and Diluted	593,610,070	593,610,070

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended October 31,
	2019 (Unaudited)	2018 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before taxation	$(118,024)	$(171,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange gains	(2,974)	–
Foreign translation reserve adjustment	–	–
Depreciation of plant and equipment	6,002	6,704
Plant and equipment written off	–	(241)
Operating loss before working capital changes	(114,996)	(164,578)

Changes in operating assets and liabilities:
Account receivables	1,978	(6,655)
Other receivables, deposits and prepayments	25,235	(28,530)
Amount due to directors	–	15,500
Amount due to related parties	110,087	172,253
Account payables	(17,134)	13,146
Other payables and accrued liabilities	(7,296)	3,763
Net cash (used in) / generated from operating activities	(2,126)	4,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceed from disposal of plant and equipment	–	509
Net cash generated from investing activity	–	509

Change in cash and cash equivalents	(2,126)	5,408
Foreign currency translation adjustment	(39)	(465)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,165)	4,943

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,343	14,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,178	$19,102

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31,2019

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

On June 8, 2018, we acquired approximately 99.662% equity interest of MIG Mobile Tech Bhd, a public limited company incorporated in Malaysia. At that time, MIG Mobile Tech Bhd was mainly engaged in e-commerce, online to offline marketplace and payment eco-system. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues, and expenses of MIG Mobile Tech Bhd were carried over to and combined with the Company at historical cost, and as if the transfer occurred at the beginning of the period. We have conducted our business through MIG Mobile Tech Bhd since then.

Details of the Company’s subsidiary:

No	Company Name	Place and date of incorporation	Particulars of issued capital	Principal activities
1	MIG Mobile Tech Bhd	Malaysia Oct 1, 2015	50,000,000 ordinary shares of RM1 each	E-commerce, online to offline marketplace and payment eco-system

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2019.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended October 31, 2019, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of October 31, 2019, and July 31, 2019, the Company had $1,178 and $3,343 in cash and cash equivalents, respectively.

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

As of October 31, 2019, the Company suffered an accumulated deficit of $6,653,361, net current liabilities of $1,398,188 and continuously incurred a net operating loss of $118,024 for period ended October 31, 2019. The continuation of the Company as a going concern through October 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the quarter ended October 31,
	2019	2018
Quarterly average MYR : US$1 exchange rate	4.1872	4.1299
Quarter end MYR : US$1 exchange rate	4.1775	4.1825

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

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of October 31, 2019 and July 31, 2019.

The Company applied the provisions of ASC 740-10-50, Accounting for Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At October 31, 2019 and July 31, 2019, management considered that the Company had no uncertain tax positions and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Net Income/(Loss) Per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2019 and 2018, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

3.	Related Party Transactions

During the three months ended October 31, 2019, MIG Network & Consultancy Sdn Bhd (the “MIG Network and Consultancy”), a Malaysian company, has advanced in an aggregate amount of $97,796 to the Company for working capital purpose. The advances were unsecured, interest free, and due on demand. As of October 31, 2019, and July 31, 2019, there were $1,169,416 and $1,071,620 advances outstanding, respectively. Shiong Han Wee, our Chief Executive Officer and Director, and Kwueh Lin Wong, our Secretary and Director, own 0.4% and 40.2%, respectively, of MIG Network and Consultancy.

	For the Three Months ended	For the Three Months ended
	October 31, 2019	October 31, 2018
Revenue generated from:
MIG O2O Berhad	$–	$19,371
East Cloud Sdn Bhd	13,420	–
Creative Property Management Sdn Bhd	2,374	–
MIG Network & Consultancy Sdn Bhd	5,382	8,475
	$21,176	$27,846

Payroll outsourcing charge back to:
MIG Network & Consultancy Sdn Bhd	$121	$729
	$121	$729

Manpower charge back to:
MIG O2O Berhad	$10,030	$15,989
	$10,030	$15,989

Legal fee paid to
MIG Network & Consultancy Sdn Bhd	$2,278	$–
	$2,278	$–

Rental paid to
MIG Network & Consultancy Sdn Bhd	$17,247	$17,850
	$17,247	$17,850

	October 31, 2019	July 31, 2019
Amount due from related parties:
East Cloud Sdn Bhd	$4,444	$5,982
Creative Property Management Sdn Bhd	821	829
	$5,265	$6,811

Amount due to related parties:
MIG Network & Consultancy Sdn Bhd	$1,169,416	$1,071,620
	$1,169,416	$1,071,620

Amount due to directors:
Shiong Han Wee	$2,394	$–
Kwueh Lin Wong	2,394	–
	$4,788	$–

4.	Stockholders’ Equity

Common Stock

As of October 31, 2019, there are no preferred stock issued and outstanding.

As of October 31, 2019, there are 593,610,070 shares of common stock issued and outstanding.

Preferred Stock

As of October 31, 2019, there are no issued and outstanding preferred stocks.

5.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2019 up through the date the Company presented these financial statements, except for the Share Exchange Agreement dated June 18, 2019, by and among WeConnect Tech International, Inc., OZ Seventy Five Holdings (M) Berhad and certain Investors which will expire on December 31, 2019.

6.	Commitment and Contingencies

The Company entered into an agreement with Digiland Pte Ltd. on September 12, 2017, amounting to SGD$1,600,000 (approximately US$1,176,129) for eMobile Apps (User and Merchant) and Backed Admin Web Portal. The remaining cost to complete the eMobile Apps (User and Merchant) and Backed Admin Web Portal in future is approximately US$588,065. The Company and Digiland are parties to legal claims against each other, as more fully described in Note 7 Estimates of Notes to our Condensed Financial Statements.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made or discloses that an estimate cannot be made.

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, therefore, no contingencies were provided as at October 31, 2019.

7.	Estimates

On November 12, 2018, MIG Mobile Tech Berhad, a subsidiary of the Company, filed a claim against Digiland Private Limited (“Digiland”) for breach of contract and misrepresentation arising from, among other things, Digiland’s failure to perform under its supplier contract with the Company. In its suit, MIG Mobile Tech Berhad is seeking a return of funds previously paid to Digiland in the amount of S$800,000 Singaporean Dollars (approximately US $608,172) together with a claim for damages to be assessed by the Singapore Court. Within the same suit, Digiland has filed a counterclaim against MIG Mobile Tech Berhad for the balance of the payment due to it under contract in the sum of S$800,000, together with a claim for damages to be assessed by the Singapore Court.

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the three months ended October 31, 2019.

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

Prior to the filing of the its claims against Digiland, the Company recognized the amount of $596,912 in receivable, deposits and prepayments. The amount is being recognized as deposit because the development of the application-based software has not been materialized to-date. Subsequent to the filing of its claims, the Company has recognized a full impairment in the amount of $596,612. The Company is unable to ascertain the result of the legal proceedings as the proceedings are in the early stages and there is uncertainty arising from the development of the case.

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

8.	Significant Event

The Share Exchange Agreement dated March 18, 2019, by and among WeConnect Tech International, Inc., GF Offshorre Sdn. Bhd. and certain Investors expired on October 31, 2019.

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

Overview

We are an IT-solutions provider and until recently, provided a multi-dimensional e-commerce platform that facilitates shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. During the fiscal periods ended October 31, 2019, and 2018, we suffered comprehensive losses of $107,637 and $178,137, respectively.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2 The Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The following table provides selected financial data about our company as of October 31, 2019 and 2018.

Three Months Ended October 31, 2019, Compared to Three Months Ended October 31, 2018.

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018
Revenue	$36,578	$55,032
Cost of revenue	–	(1,003)
Other income	3,429	250
General and administrative expenses	(158,031)	(225,320)
Net Loss From Operations	$(118,024)	$(171,041)

Revenue. During the three months ended October 31, 2019, and 2018, we earned revenue of $36,578 and $55,032, respectively. Our revenue consisted primarily of IT service fees and merchant platform maintenance fees. The decrease in our revenue is primarily attributable to the cessation of our payment solution platform service. We expect our revenue to maintain at or near current levels for the foreseeable future unless an extraordinary corporate event such as a merger or acquisition or other strategic partnership occurs.

During the three months ended October 31, 2019 and 2018, the following customers accounted for 10% or more of our total net revenue:

	Three months ended October 31, 2019		October 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$15,354	42%	$4,923
East Cloud Sdn Bhd	13,420	37%	4,444
MIG Network & Consultancy Sdn Bhd	5,382	15%	–
TOTAL	$34,156	94%	$9,367

	Three months ended October 31, 2018		October 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$26,635	48%	$–
MIG O2O Berhad	19,371	35%	–
MIG Network & Consultancy Sdn Bhd	8,475	15%	–
TOTAL	$54,481	98%	$–

East Cloud Sdn Bhd, MIG Network & Consultancy Sdn Bhd, and MIG O2O Berhad are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong.

Operating Expenses. Operating expenses were $158,031 and $225,320 for the three months ended October 31, 2019, and 2018, respectively. The decrease in operating expenses was primarily attributable the decrease in payroll expenses, outsourcing cost, deemed supply expenses and accounting cost associated with the cessation of our payment solution platform.

During the three months ended October 31, 2019 and 2018, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $36,578 and $54,029 for the three months ended October 31, 2019, and 2018, respectively. The decrease in gross profit is primarily attributable to the lower revenue generated from the IT service fees and the cessation of payment solution platform during the period ended October 31, 2019.

Income Tax Expense. We did not record income tax expenses for the three months ended October 31, 2019, and 2018 respectively.

Net Loss. We suffered a net loss of $118,024 and $171,041 for the three months ended October 31, 2019, and 2018, respectively. The decrease in gross loss is primarily attributable to the decrease of operation and administrative expenses partially offset by decrease in revenue.

Liquidity and Capital Resources

Working Capital

	October 31, 2019	July 31, 2019
Current Assets	$39,937	$70,179
Current Liabilities	1,438,125	1,367,694
Working Capital Deficit	$(1,398,188)	$(1,297,515)

We had current assets of $39,937 consisting primarily of cash and cash equivalents of $1,178, account receivables of $9,832, other receivables, deposits and prepayments of $28,106 and amount due from related parties of $821 as of October 31, 2019. Our current liabilities of $1,438,125 consisted of $58,109 of account payables, $189,395 of other payables and accruals, $1,169,416 of amount due to related parties and $21,205 of current tax liabilities.

As of July 31, 2019, we had current assets of $70,179 and current liabilities of $1,367,694. Our current assets consisted of $3,343 of cash and cash equivalents, $11,957 of account receivables, $54,050 of other receivables, deposits and prepayments and $829 of amount due from related parties. Our current liabilities consisted of $75,777 of account payables, $199,086 of other payables and accruals, $1,071,620 of amount due to related parties and $21,211 of current tax liabilities.

Cash Flows

	Three Months Ended	Three Months Ended
	October 31, 2019	October 31, 2018
Net Cash (Used in) / Provided by Operating Activities	$(2,126)	$4,899
Net Cash Provided by Investing Activities	$–	$509
Net Cash Provided by Financing Activities	$–	$–
Effects on changes in foreign exchange rate	$(39)	$(465)
Net (decrease) / increase in cash and cash equivalents	$(2,165)	$4,943

Cash Flow from Operating Activities

During the three months ended October 31, 2019, net cash used in operating activities was $2,165, as opposed to net cash provided by operating activities of $4,943 for the three months ended October 31, 2018. Net cash used in operating activities during the three months ended October 31, 2019 consisted primarily of a loss before taxation of $118,024, unrealized foreign exchange gains of $2,974, a decrease in account payables of $17,134 and other payables and accrued liabilities of $7,296, offset by depreciation of plant and equipment of $6,002, a decrease in account receivables of $1,978, other receivables, deposits and prepayments of $25,235 and an increase in amount due to related parties of $110,087.

Cash Flow from Investing Activities

During the three months ended October 31, 2019, investing activities did not provide nor utilize any net cash.

Cash Flow from Financing Activities

During the three months ended October 31, 2019, financing activities did not provide nor utilize any net cash.

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was effective as of July 31, 2019. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On November 12, 2018, MIG Mobile Tech Berhad, a subsidiary of the Company, filed a claim against Digiland Private Limited (“Digiland”) for breach of contract and misrepresentation, among other claims, in connection with Digiland’s failure to perform under its supplier contract with the Company. In its suit, MIG Mobile Tech Berhad is seeking a return of funds previously paid to Digiland in the amount of S$800,000 Singaporean Dollars (approximately US $608,172) together with a claim for damages to be assessed by the Singapore Court. Within the same suit, Digiland has filed a counterclaim against MIG Mobile Tech Berhad for the balance sum of S$800,000 together with a claim for damages to be assessed by the Singapore Court. This matter is more fully described in Note 7 Estimates of Notes to our Condensed Financial Statements.

Other than the item set forth in Note 7 Estimates of Notes to our Condensed Financial Statements, we are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A Risk Factors

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.3	Bylaws.(2)
4.1	Form of Common Stock Certificate(3)
4.2	Description of Securities(4)
10.1	Share Exchange Agreement, dated June 8, 2018, by and between MIG Mobile Tech Berhad and WECONNECT Tech International Inc.(5)
10.2	Tenancy Agreement, dated November 1, 2017, by and between MIG Network & Consultancy Sdn. Bhd. And MIG Mobile Tech Bhd.(5)
10.3	Development Agreement, dated October 16, 2017, by and between Digiland Pte. Ltd. and MIG Mobile Tech Bhd.(5)
10.4	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Stanley Kwuen Lin Wong(5)
10.5	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Brian Wee Shiong Han(5)
10.6	Letter of Appointment, effective March 1, 2018, by and between MIG Mobile Tech Berhad and Chow Wing Loke(5)
10.7	Form of Letter of Appointment of Independent Director – Ho Pui Hold(3)
10.8	Form of Letter of Appointment of Independent Director – Wong Mun Wai(3)
14	Code of Ethics (5)
21	List of Subsidiaries(4)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certificate of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(7)
99.2	Pre-Approval Procedures. (7)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

____________________

Notes:
(1)	Incorporated by reference from Exhibit 1 of our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2018.
(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2019.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018.
(6)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2008.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Date: December 10, 2019

