Form 10-Q
period 2020-01-31
WECONNECT Tech International, Inc.
filed 2020-03-09
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52879

WECONNECT TECH INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	39-2060052
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1st Floor, Block A, Axis Business Campus

No. 13A & 13B, Jalan 225, Section 51A

46100 Petaling Jaya

Selangor, Malaysia

+60 17 380 2755
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of March 5, 2020, the issuer had outstanding 593,610,070 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2020	July 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,008	$3,343
Account receivables	10,760	11,957
Other receivables, deposits and prepayments	24,079	54,050
Amount due from related parties	9,395	829
Inventories	–	–
Total Current Assets	47,242	70,179

Non-Current Assets
Plant and equipment, net	77,488	88,649
Total Non-Current Assets	77,488	88,649

Total Assets	$124,730	$158,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payables	$60,420	$75,777
Other payables and accrued liabilities	155,599	199,086
Amount due to directors	–	–
Amount due to related parties	1,308,631	1,071,620
Current tax liabilities	21,216	21,211
Total Current Liabilities	1,545,866	1,367,694

Non-Current Liabilities
Deferred taxation	9,539	9,449
Total Non-Current Liabilities	9,539	9,449

Total Liabilities	1,555,405	1,377,143

Stockholders' Equity
Common Stock 593,610,070 shares issued and outstanding at January 31, 2020 and July 31, 2019	593,610	593,610
Additional paid-in capital	4,958,781	4,958,781
Accumulated loss	(6,736,395)	(6,535,337)
Accumulated other comprehensive loss	(246,671)	(235,369)
Total Stockholders' Equity	(1,430,675)	(1,218,315)

Total Liabilities and Stockholders' Equity	$124,730	$158,828

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2020 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2019 (Unaudited)

Revenue	$23,710	$8,710	$60,288	$63,742
Cost of Revenue	(2)	(9,077)	(2)	(10,080)

Gross Profit / (Loss)	23,708	(367)	60,286	53,662

Other Income	525	271	981	521
General and Administrative Expenses	(107,267)	(547,750)	(262,325)	(773,070)

Loss Before Taxation	(83,034)	(547,846)	(201,058)	(718,887)

Taxation	–	–	–	–

Loss After Taxation	(83,034)	(547,846)	(201,058)	(718,887)

Other Comprehensive Income / (Loss)
Foreign Currency Translation Adjustment	(21,689)	5,598	(21,689)	(1,498)

Total Comprehensive Loss for The Period	$(104,723)	$(542,248)	$(222,747)	$(720,385)

Earnings Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	593,610,070	593,610,070	593,610,070	593,610,070

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”))

	Six Months Ended January 31,
	2020 (Unaudited)	2019 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(201,058)	$(718,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	–	298,456
Depreciation of plant and equipment	11,778	13,977
Gain on disposal of PPE	(45)	(500)
Plant and equipment written off	–	–
Unrealised exchange gain	3,453	–
Operating loss before working capital changes	(185,872)	(406,954)

Changes in operating assets and liabilities:
Account receivables	1,289	95
Other receivables, deposits and prepayments	29,976	(15,551)
Amount due to directors	–	(50,704)
Amount due to related parties	214,142	409,542
Account payables	(15,596)	52,841
Other payables and accrued liabilities	(44,367)	1,861
Net cash used in operating activities	(428)	(8,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceed from disposal of plant and equipment	73	2,071
Purchase of plant and equipment	–	(274)
Net cash generated from investing activities	73	1,797

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued of share capital	–	–
Net cash generated from financing activity	–	–
Change in cash and cash equivalents	(355)	(7,073)
Foreign currency translation adjustment	20	(216)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(335)	(7,289)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,343	14,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,008	$6,870

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020

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

On June 8, 2018, we acquired approximately 99.662% equity interest of MIG Mobile Tech Bhd, a public limited company incorporated in Malaysia. MIG Mobile Tech Bhd is mainly engaged in e-commerce, online to offline marketplace and payment eco-system. The non-controlling interest remaining will be 0.338%. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues, and expenses of MIG Mobile Tech Bhd were carried over to and combined with the Company at historical cost, and as if the transfer occurred at the beginning of the period. We have conducted our business through MIG Mobile Tech Bhd since the acquisition.

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended January 31, 2020, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of January 31, 2020, and July 31, 2019, the Company had $3,008 and $3,343 in cash and cash equivalents, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the period ended January 31,
	2020	2019
Period average MYR : US$1 exchange rate	4.1133	4.1579
Period end MYR : US$1 exchange rate	4.0885	4.0905

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

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of January 31, 2020 and July 31, 2019.

The Company applied the provisions of ASC 740-10-50, Accounting for Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At January 31, 2020 and July 31, 2019, management considered that the Company had no uncertain tax positions and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Net Income/(Loss) Per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2020 and 2019, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

3.	Related Party Transactions

During the six months ended January 31, 2020, MIG Network & Consultancy Sdn Berhad (the “MIG Network and Consultancy”), a Malaysian company of which the Executive Directors of the Company are the major shareholders, advanced to the Company an aggregate amount of $228,450, or the equivalent of RM934,018, for working capital purposes. The advances were unsecured, interest free, and due on demand. As of January 31, 2020, and July 31, 2019, there were $1,300,070 and $1,071,620 advances outstanding, respectively.

	For the Six Months ended	For the Six Months ended
	January 31, 2020	January 31, 2019

Revenue generated from:
East Cloud Sdn Bhd	$16,863	$–
MIG O2O Berhad	–	19,240
Creative Property Management Sdn Bhd	4,855	–
MIG Network & Consultancy Sdn Bhd	10,819	8,803
	$32,534	$28,043

Payroll outsourcing charge back to:
MIG O2O Berhad	$28,679	$22,615
MIG Network & Consultancy Sdn Bhd	304	–
	$28,983	$22,615

Legal fee paid to
MIG Network & Consultancy Sdn Bhd	$6,899	$–

Rental paid to
MIG Network & Consultancy Sdn Bhd	$34,738	$44,993

	January 31, 2020	July 31, 2019
Amount due from related parties:
East Cloud Sdn Bhd	$–	$4,444
Creative Property Management Sdn Bhd	9,395	821
	$9,395	$19,296

Amount due to related parties:
MIG Network & Consultancy Sdn Bhd	$1,300,070	$718,219
MIG O2O Berhad	8,561	–
	$1,308,631	$718,219

4.	Stockholders’ Equity

Common Stock

As of January 31, 2020, and July 31, 2019, there are 593,610,070 shares of common stock issued and outstanding.

Preferred Stock

As of January 31, 2020, and July 31, 2019, there are no issued and outstanding preferred stocks.

5.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2020 up through the date the Company presented these financial statements, except for the Share Exchange Agreement dated June 18, 2019, by and among WeConnect Tech International, Inc., OZ Seventy Five Holdings (M) Berhad and certain Investors which will expire on June 30, 2020.

6.	Commitment and Contingencies

The Company entered into an agreement with Digiland Pte Ltd. on September 12, 2017, amounting to SGD$1,600,000 (approximately US$1,168,000) for eMobile Apps (User and Merchant) and Backed Admin Web Portal. The remaining cost to complete the eMobile Apps (User and Merchant) and Backed Admin Web Portal in future is approximately US$584,000. The Company and Digiland are parties to legal claims against each other, as more fully described in Note 7 Estimates of Notes to our Condensed Financial Statements.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made or discloses that an estimate cannot be made.

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, therefore, no contingencies were provided as at January 31, 2020.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the three months ended January 31, 2020.

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

The Share Exchange Agreement dated June 18, 2019, by and among WeConnect Tech International, Inc., OZ Seventy Five Holdings (M) Berhad and certain Investors has been further extended to June 30, 2020. Extension Agreement dated December 27, 2019 was signed by the parties to the agreement.

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

Overview

We are an IT-solutions provider and until recently, provided a multi-dimensional e-commerce platform that facilitates shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. During the six months ended January 31, 2020, and 2019, we suffered comprehensive losses of $222,747 and $720,385, respectively.

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

Two Hundred Sixty Thousand and Two Hundred Fifty Thousand (260,000 and 250,000 respectively) ordinary shares of MIG Next, representing 27.66% and 26.60%, respectively, of the issued and outstanding securities of MIG Next, are held by Shiong Han Wee, our Chief Executive Officer and Director and Kwueh Lin Wong, our Secretary and Director.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. As at January 31, 2020, the Company has working capital deficiency of $1,498,624 and has accumulated losses of $6,736,395 since its inception. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our company as of January 31, 2020 and 2019.

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2020 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2019 (Unaudited)
Revenue	$23,710	$8,710	$60,288	$63,742
Cost of revenue	(2)	(9,077)	(2)	(10,080)
Other income	525	271	981	521
General and administrative expenses	(107,267)	(547,750)	(262,325)	(773,070)
Other comprehensive income / (loss)	(21,689)	5,598	(21,689)	(1,498)
Total Comprehensive Loss for the Year	$(104,723)	$(542,248)	$(222,747)	$(720,385)

Three Months Ended January 31, 2020, Compared to Three Months Ended January 31, 2019

Revenues. During the three months ended January 31, 2020, and 2019, we earned revenues of $23,710 and $8,710, respectively. The increase in net revenues is primarily attributable to increase in rental of event equipment fee during the three months ended.

During the three months ended January 31, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

	Three months ended January 31, 2020		Three months ended January 31, 2019
	Revenues	Percentage of revenues	Revenues	Percentage of revenues
MIG Network & Consultancy Sdn Bhd	$5,437	22.93%	$–	–
Creative Property Management Sdn Bhd	2,481	10.46%	–	–
MIG O2O Berhad	–	–	6,734	77.3%
East Cloud Sdn Bhd	3,443	14.52%	–	–
North Cloud Sdn Bhd	12,349	52.09%	–	–
	$23,710		$6,734

Creative Property Management Sdn Bhd, East Cloud Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

General and Administrative Expenses. General and administrative expenses were $107,267 and $547,750 for the three months ended January 31, 2020, and 2019, respectively. The higher operating expenses during the three months ended January 31, 2019 was primarily attributable to impairment of the deposit paid for the development of the application-based software fully described in Note 7 Estimates of Notes to our Condensed Financial Statements.

During the three months ended January 31, 2020 and 2019, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $23,708 and gross loss of $367 for the three months ended January 31, 2020, and 2019, respectively. The increase in gross profit is mainly attributable to the increase in revenue of rental of event equipment charged and less cost of revenue incurred.

Income Tax Expense. We did not record income tax expenses for the three months ended January 31, 2020, and 2019 respectively.

Comprehensive Loss. We suffered a comprehensive net loss of $104,723 and $542,248 for the three months ended January 31, 2020, and 2019, respectively. The decrease in gross loss is primarily attributable to the increase of revenues earned and lower general and administrative expenses recorded during the period.

Six Months Ended January 31, 2020, Compared to Six Months Ended January 31, 2019

Revenues. During the six months ended January 31, 2020, and 2019, we earned revenues of $60,288 and $63,742, respectively. The decrease in revenues is primarily attributable to decrease in IT service fees rendered during the period.

During the six months ended January 31, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

	Six months ended January 31, 2020		Six months ended January 31, 2019
	Revenues	Percentage of revenues	Revenues	Percentage of revenues
North Cloud Sdn Bhd	$27,702	45.95%	$26,456	41.5%
Creative Property Management Sdn Bhd	4,855	8.08%	–	–
East Cloud Sdn Bhd	16,863	27.97%	–	–
MIG O2O Berhad	–	–	19,240	30.2%
MIG Network & Consultancy Sdn Bhd	10,819	17.95%	8,803	13.8%
	$60,239		$54,499

Creative Property Management Sdn Bhd, East Cloud Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

General and Administrative Expenses. General and administrative expenses were $262,325 and $773,070 for the six months ended January 31, 2020, and 2019, respectively. The decrease in general and administrative expenses was primarily attributable to decrease in impairment and payroll expenses. The impairment of deposit paid was fully described in Note 7 Estimates of Notes to our Condensed Financial Statements.

During the six months ended January 31, 2020 and 2019, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $60,286 and gross profit of $53,662 for the six months ended January 31, 2020, and 2019, respectively. The increase in gross profit is mainly attributable to the decrease in cost of revenue due to restructuring of incentives given to merchants and users in our ecosystem.

Income Tax Expense. We did not record income tax expenses for the six months ended January 31, 2020, and 2019 respectively.

Comprehensive Loss. We suffered a net loss of $222,747 and $720,385 for the six months ended January 31, 2020, and 2019, respectively. The decrease in comprehensive loss is primarily attributable to the decrease of general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	January 31, 2020	July 31, 2019
Current Assets	$47,242	$70,179
Current Liabilities	1,545,866	1,367,694
Working Capital Deficit	$(1,498,624)	$(1,297,515)

We had current assets of $47,242 consisting primarily of account receivables of $10,760, other receivables, deposits and prepayments of $24,079, amount due from related parties of $9,395 and cash and cash equivalents of $3,008 as of January 31, 2020. Our current liabilities consisted of $1,308,631 of amount due to related parties, $155,599 of other payables and accruals, $21,216 of current tax liabilities and $60,420 of account payables.

As of July 31, 2019, we had current assets of $70,179 and current liabilities of $1,367,694. Our current assets consisted of account receivables of $11,957, other receivables, deposits and prepayments of $54,050, amount due from related parties $829, and cash and cash equivalents of $3,343. Our current liabilities consisted of $1,071,620 of amount due to related parties, $199,086 of other payables and accruals, $21,211 of current tax liabilities and $75,777 of account payables.

Cash Flows

	Six Months Ended	Six Months Ended
	January 31, 2020	January 31, 2019
Net Cash Used in Operating Activities	$(428)	$(8,870)
Net Cash Provided by Investing Activities	$73	$1,797
Net Cash Provided by Financing Activities	$–	$–
Effects on changes in foreign exchange rate	$20	$(216)
Net decrease in cash and cash equivalents	$(355)	$(7,073)

Cash Flow from Operating Activities

During the six months ended January 31, 2020, net cash used in operating activities was $428, compared to $8,870 for the six months ended January 31, 2019. Net cash used in operating activities during the six months ended January 31, 2020 consisted primarily of a net loss of $201,058, a decrease in account payables of $15,596, a decrease in other payables and accrued liabilities of $44,367, and gain on disposal of PPE $45, offset by an increase in account receivables of $1,289, an increase in other receivables, deposits and prepayments of $29,976, an increase in amount due to related parties of $214,142, unrealized exchange loss of $3,453, and depreciation of plant and equipment of $ 11,778.

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

Cash Flow from Investing Activities

During the six months ended January 31, 2020, there was net cash generated from investing activities of $73 consisted of sales proceeds from disposal of property, plant and equipment of $73.

During the six months ended January 31, 2019, there was net cash used from investing activities of $1,797 consisted of sales proceeds from disposal of property, plant and equipment of $2,071 and offset by $274 from purchase of plant and equipment.

Cash Flow from Financing Activities

During the six months ended January 31, 2020, financing activities did not provide any net cash.

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2020, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was effective as of July 31, 2019. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On November 12, 2018, MIG Mobile Tech Berhad, a subsidiary of the Company, filed a claim against Digiland Private Limited (“Digiland”) for breach of contract and misrepresentation, among other claims, in connection with Digiland’s failure to perform under its supplier contract with the Company. In its suit, MIG Mobile Tech Berhad is seeking a return of funds previously paid to Digiland in the amount of S$800,000 Singaporean Dollars (approximately US $584,000) together with a claim for damages to be assessed by the Singapore Court. Within the same suit, Digiland has filed a counterclaim against MIG Mobile Tech Berhad for the balance sum of S$800,000 together with a claim for damages to be assessed by the Singapore Court. This matter is more fully described in Note 7 Estimates of Notes to our Consolidated Financial Statements.

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

ITEM 1A Risk Factors

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.3	Bylaws.(2)
4.1	Form of Common Stock Certificate(3)
4.2	Description of Securities(4)
10.1	Development Agreement, dated October 16, 2017, by and between Digiland Pte. Ltd. and MIG Mobile Tech Bhd.(5)
10.2	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Stanley Kwuen Lin Wong(5)
10.3	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Brian Wee Shiong Han(5)
10.4	Letter of Appointment, effective March 1, 2018, by and between MIG Mobile Tech Berhad and Chow Wing Loke(5)
10.5	Form of Letter of Appointment of Independent Director – Ho Pui Hold(3)
10.6	Form of Letter of Appointment of Independent Director – Wong Mun Wai(3)
14	Code of Ethics (5)
21	List of Subsidiaries(4)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certificate of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(6)
99.2	Pre-Approval Procedures. (6)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

____________________

Notes:
(1)	Incorporated by reference from Exhibit 1 of our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2018.
(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2019.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Date: March 9, 2020

