Form 10-Q
period 2020-04-30
WECONNECT Tech International, Inc.
filed 2020-06-11
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

As of May 27, 2020, the issuer had outstanding 593,610,070 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2020	July 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$173	$3,343
Account receivables	6,341	11,957
Other receivables, deposits and prepayments	22,702	54,050
Amount due from related parties	8,642	829
Inventories	–	–
Total Current Assets	37,858	70,179

Non-Current Assets
Plant and equipment, net	68,274	88,649
Total Non-Current Assets	68,274	88,649

Total Assets	$106,132	$158,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payables	$65,853	$75,777
Other payables and accrued liabilities	171,580	199,086
Amount due to directors	–	–
Amount due to related parties	1,280,997	1,071,620
Current tax liabilities	21,187	21,211
Total Current Liabilities	1,539,617	1,367,694

Non-Current Liabilities
Deferred taxation	9,015	9,449
Total Non-Current Liabilities	9,015	9,449

Total Liabilities	1,548,632	1,377,143

Stockholders' Equity
Common Stock 593,610,070 shares issued and outstanding at April 30, 2020 and July 31, 2019	593,610	593,610
Additional paid-in capital	4,958,781	4,958,781
Accumulated loss	(6,803,196)	(6,535,337)
Accumulated other comprehensive loss	(191,695)	(235,369)
Total Stockholders' Equity	(1,442,500)	(1,218,315)

Total Liabilities and Stockholders' Equity	$106,132	$158,828

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2020 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2019 (Unaudited)

Revenue	$4,602	$644	$64,890	$64,386
Cost of Revenue	–	(162)	(2)	(10,242)

Gross Profit	4,602	482	64,888	54,144

Other Income	17,462	17	14,989	538
General and Administrative Expenses	(88,867)	(222,693)	(347,736)	(995,763)

Loss Before Taxation	(66,803)	(222,194)	(267,859)	(941,081)

Taxation	–	–	–	–

Loss After Taxation	(66,803)	(222,194)	(267,859)	(941,081)

Other Comprehensive Income
Foreign Currency Translation Adjustment	54,976	8,282	43,674	9,780

Total Comprehensive Loss for The Period	$(11,827)	$(213,912)	$(224,185)	$(931,301)

Earnings Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	593,610,070	593,610,070	593,610,070	593,610,070

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	COMMON STOCK		ADD. PAID UP		ACCUM.	ACCUM. OTHER
	Num. of Shares	Amount	SHARE CAPITAL	DONATED CAPITAL	PROFIT / (LOSS)	COMP. LOSS	TOTAL EQUITY
Balance as of Aug 01, 2018	593,610,070	$593,610	$4,958,781	$–	$(5,048,961)	$(228,461)	$274,969
Donated services and rent	–	–	–	–	–	–	–
Issuance of shares	–	–	–	–	–	–	–
Net loss for the year	–	–	–	–	(1,486,376)	–	(1,486,376)
Foreign currency translation adjustment	–	–	–	–	–	(6,908)	(6,908)
Balance as of July 31, 2019	593,610,070	593,610	4,958,781	–	(6,535,337)	(235,369)	(1,218,315)
Donated services and rent	–	–	–	–	–	–	–
Issuance of shares	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	(267,859)	–	(267,859)
Foreign currency translation adjustment	–	–	–	–	–	43,674	43,674
Balance as of April 30, 2020	593,610,070	$593,610	$4,958,781	$–	$(6,803,196)	$(191,695)	$(1,442,500)

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”))

	Nine Months Ended April 30,
	2020 (Unaudited)	2019 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(267,859)	$(941,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	–	302,134
Depreciation of plant and equipment	16,489	20,634
Gain on disposal of PPE	(45)	(504)
Plant and equipment written off	–	–
Unrealised exchange gain	(13,180)	(2,670)
Operating loss before working capital changes	(264,595)	(621,487)

Changes in operating assets and liabilities:
Account receivables	5,131	(1,735)
Other receivables, deposits and prepayments	29,235	(15,345)
Amount due to directors	–	(51,100)
Amount due to related parties	254,122	630,658
Account payables	(7,996)	71,834
Other payables and accrued liabilities	(19,050)	(24,637)
Net cash used in operating activities	(3,153)	(11,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceed from disposal of plant and equipment	73	2,087
Purchase of plant and equipment	–	(496)
Net cash generated from investing activities	73	1,591

Change in cash and cash equivalents	(3,080)	(10,221)
Foreign currency translation adjustment	(90)	(222)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,170)	(10,443)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,343	14,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$173	$3,716

(The accompanying notes are integral part of these financial statements)

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended April 30, 2020, are not necessarily indicative of the results that may be expected for future quarters or the year ending July 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of April 30, 2020, and July 31, 2019, the Company had $173 and $3,343 in cash and cash equivalents, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the period ended April 30,
	2020	2019
Period average MYR : US$1 exchange rate	4.2717	4.1257
Period end MYR : US$1 exchange rate	4.3260	4.1355

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

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of April 30, 2020 and July 31, 2019.

The Company applied the provisions of ASC 740-10-50, Accounting for Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At April 30, 2020 and July 31, 2019, management considered that the Company had no uncertain tax positions and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Net Income/(Loss) Per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive. As at April 30, 2020 and 2019, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

3.	Related Party Transactions

During the nine months ended April 30, 2020, MIG Network & Consultancy Sdn Bhd (the “MIG Network and Consultancy”), a Malaysian company of which the Executive Directors of the Company are the major shareholders, advanced to the Company an aggregate amount of $235,215, or the equivalent of RM1,004,768, for working capital purposes. The advances were unsecured, interest free, and due on demand. As of April 30, 2020, and July 31, 2019, there were $1,280,997 and $1,071,620 advances outstanding, respectively.

	For the Nine Months ended	For the Nine Months ended
	April 30, 2020	April 30, 2019

Revenue generated from:
East Cloud Sdn Bhd	$16,470	$–
MIG O2O Berhad	–	19,391
Creative Property Management Sdn Bhd	6,390	–
MIG Network & Consultancy Sdn Bhd	15,042	8,483
WPAY International Berhad	–	8,962
	$37,902	$36,836

Payroll outsourcing charge back to:
MIG O2O Berhad	$–	$36,365
MIG Network & Consultancy Sdn Bhd	212	1,572
North Cloud Sdn Bhd	–	18,225
	$212	$56,162

Legal fee paid to
MIG Network & Consultancy Sdn Bhd	$6,700	$6,850

Rental paid to
MIG Network & Consultancy Sdn Bhd	$16,906	$58,503

	April 30, 2020	July 31, 2019
Amount due from related parties:
Creative Property Management Sdn Bhd	$551	$829
MIG O2O Sdn Bhd	8,091	–
	$8,642	$829

Amount due to related parties:
MIG Network & Consultancy Sdn Bhd	$1,280.997	$1,071,620
MIG O2O Berhad	–	–
	$1,280,997	$1,071,620

4.	Stockholders’ Equity

Common Stock

As of April 30, 2020, and July 31, 2019, there are 593,610,070 shares of common stock issued and outstanding.

Preferred Stock

As of April 30, 2020, and July 31, 2019, there are no issued and outstanding preferred stocks.

5.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2020 up through the date the Company presented these financial statements, except for the Share Exchange Agreement dated June 18, 2019, by and among WeConnect Tech International, Inc., OZ Seventy Five Holdings (M) Berhad and certain Investors which will expire on June 30, 2020.

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

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, therefore, no contingencies were provided as at April 30, 2020.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading, which was not the case for the three months ended April 30, 2020.

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

As the COVID-19 pandemic had seriously affected the economy and business environment worldwide, in view of the uncertainty on the recovery of the refund of deposit paid to Digiland and the prolong legal proceedings and the Company may not have the resources to continue pursue the case, the Company has decided to discontinue the proceedings on 17th April 2020.

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

Overview

We are an IT-solutions provider and until recently, provided a multi-dimensional e-commerce platform that facilitates shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. During the nine months ended April 30, 2020, and 2019, we suffered comprehensive losses of $212,885 and $931,301, respectively.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Accordingly, our financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. As at April 30, 2020, the Company has working capital deficiency of $1,501,759 and has accumulated losses of $6,803,196 since its inception. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our company as of April 30, 2020 and 2019.

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2020 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2019 (Unaudited)
Revenue	$4,602	$644	$64,890	$64,386
Cost of revenue	–	(162)	(2)	(10,242)
Other income	17,462	17	14,989	538
General and administrative expenses	(88,867)	(222,693)	(347,736)	(995,763)
Other comprehensive income / (loss)	54,976	8,282	43,674	9,780
Total Comprehensive Loss for the Year	$(11,827)	$(213,912)	$(224,185)	$(931,301)

Three Months Ended April 30, 2020, Compared to Three Months Ended April 30, 2019

Revenues. During the three months ended April 30, 2020, and 2019, we earned revenues of $4,602 and $644, respectively. The increase in net revenues is primarily attributable to increase in rental of event equipment fee during the three months ended.

During the three months ended April 30, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

	Three months ended April 30, 2020			Three months ended April 30, 2019
	Revenues	Percentage of revenues		Revenues	Percentage of revenues
MIG Network & Consultancy Sdn Bhd	$4,244	92.22%		$–	–
Creative Property Management Sdn Bhd	1,545	33.57%		–	–
MIG O2O Berhad	–	–		–	–
East Cloud Sdn Bhd	(450)	(9.78%	)	–	–
North Cloud Sdn Bhd	(737)	(16.01%	)	–	–
	$4,602			$–

Creative Property Management Sdn Bhd, East Cloud Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

General and Administrative Expenses. General and administrative expenses were $88,867 and $222,693 for the three months ended April 30, 2020, and 2019, respectively. The decrease in operating expenses was primarily attributable to the decrease of payroll expenses and rental of office.

During the three months ended April 30, 2020 and 2019, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $4,602 and gross profit of $482 for the three months ended April 30, 2020, and 2019, respectively. The increase in gross profit is mainly attributable to the increase in revenue of rental of event equipment charged and less cost of revenue incurred.

Income Tax Expense. We did not record income tax expenses for the three months ended April 30, 2020, and 2019 respectively.

Comprehensive Loss. We suffered a comprehensive net loss of $11,827 and $213,912 for the three months ended April 30, 2020, and 2019, respectively. The decrease in gross loss is primarily attributable to the increase of revenues earned and lower general and administrative expenses recorded during the period.

Nine Months Ended April 30, 2020, Compared to Nine Months Ended April 30, 2019

Revenues. During the nine months ended April 30, 2020, and 2019, we earned revenues of $64,890 and $64,386, respectively. No significant difference noted between the revenue earned during the period.

During the nine months ended April 30, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

	Nine months ended April 30, 2020		Nine months ended April 30, 2019
	Revenues	Percentage of revenues	Revenues	Percentage of revenues
North Cloud Sdn Bhd	$26,961	41.55%	$26,662	41.5%
Creative Property Management Sdn Bhd	6,394	9.85%	–	–
East Cloud Sdn Bhd	16,482	25.40%	–	–
MIG O2O Berhad	–	–	19,391	30.2%
MIG Network & Consultancy Sdn Bhd	15,053	23.20%	8,483	13.8%
WPAY International Berhad	–	–	8,962	13.9%
	$64,890		$54,499

Creative Property Management Sdn Bhd, East Cloud Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

General and Administrative Expenses. General and administrative expenses were $347,736 and $995,763 for the nine months ended April 30, 2020, and 2019, respectively. The decrease in operating expenses was primarily attributable to the decrease of payroll expenses and rental of office.

During the nine months ended April 30, 2020 and 2019, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $64,888 and gross profit of $54,144 for the nine months ended April 30, 2020, and 2019, respectively. The increase in gross profit is mainly attributable to the increase in revenue of rental of event equipment charged and less cost of revenue incurred.

Income Tax Expense. We did not record income tax expenses for the nine months ended April 30, 2020, and 2019 respectively.

Comprehensive Loss. We suffered a net loss of $224,185 and $931,301 for the nine months ended April 30, 2020, and 2019, respectively. The decrease in comprehensive loss is primarily attributable to the decrease of general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	April 30, 2020	July 31, 2019
Current Assets	$37,858	$70,179
Current Liabilities	1,539,617	1,367,694
Working Capital Deficit	$(1,501,759)	$(1,297,515)

We had current assets of $37,858 consisting primarily of account receivables of $6,341, other receivables, deposits and prepayments of $22,702, amount due from related parties of $8,642 and cash and cash equivalents of $173 as of April 30, 2020. Our current liabilities consisted of $1,539,617, $ 1,280,997 of amount due to related parties, $171,580 of other payables and accruals, $21,187 of current tax liabilities and $65,853 of account payables.

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

Cash Flows

	Nine Months Ended	Nine Months Ended
	April, 2020	April 30, 2019
Net Cash Used in Operating Activities	$(3,153)	$(11,812)
Net Cash Provided by Investing Activities	$73	$1,591
Net Cash Provided by Financing Activities	$–	$–
Effects on changes in foreign exchange rate	$(90)	$(222)
Net decrease in cash and cash equivalents	$(3,080)	$(10,221)

Cash Flow from Operating Activities

During the nine months ended April 30, 2020, net cash used in operating activities was $3,153, compared to $11,812 for the nine months ended April 30, 2019. Net cash used in operating activities during the nine months ended April 30, 2020 consisted primarily of a net loss of $267,859, a decrease in account payables of $7,996, a decrease in other payables and accrued liabilities of $19,050, unrealized exchange gain of $13,180 and gain on disposal of plant and equipment $45, offset by an increase in account receivables of $5,131, an increase in other receivables, deposits and prepayments of $29,235, an increase in amount due to related parties of $254,122, and depreciation of plant and equipment of $ 16,489.

Net cash used in operating activities during the nine months ended April 30, 2019 consisted primarily of a net loss of $941,081, a decrease in account receivables of $1,735, a decrease in other receivables, deposits and prepayments of $15,345, a decrease in amount due to directors of $51,100, a decrease in other payables and accrued liabilities of $24,637, unrealized exchange gain of $2,670 and gain on disposal of plant and equipment $504, offset by an increase in amount due to related parties of $630,658, an increase in account payables of $71,834, impairment of $302,134, and depreciation of plant and equipment of $ 20,634.

Cash Flow from Investing Activities

During the nine months ended April 30, 2020, there was net cash generated from investing activities of $73 consisted of sales proceeds from disposal of plant and equipment of $73.

During the nine months ended April 30, 2019, there was net cash generated from investing activities of $1,591 consisted of sales proceeds from disposal of plant and equipment of $2,087 and offset by $496 from purchase of plant and equipment.

Cash Flow from Financing Activities

During the nine months ended April 30, 2020, financing activities did not provide any net cash.

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2020, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was effective as of July 31, 2019. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As the COVID-19 pandemic had seriously affected the economy and business environment worldwide, in view of the uncertainty on the recovery of the refund of deposit paid to Digiland and the prolong legal proceedings and the Company may not have the resources to continue pursue the case, the Company has decided to discontinue the proceedings on 17th April 2020. This matter is more fully described in Note 7 Estimates of Notes to our Consolidated Financial Statements.

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

ITEM 1A Risk Factors

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.3	Bylaws.(2)
4.1	Form of Common Stock Certificate(3)
4.2	Description of Securities(4)
10.1	Development Agreement, dated October 16, 2017, by and between Digiland Pte. Ltd. and MIG Mobile Tech Bhd.(5)
10.2	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Stanley Kwuen Lin Wong(5)
10.3	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Brian Wee Shiong Han(5)
10.4	Letter of Appointment, effective March 1, 2018, by and between MIG Mobile Tech Berhad and Chow Wing Loke(5)
10.5	Form of Letter of Appointment of Independent Director – Ho Pui Hold(3)
10.6	Form of Letter of Appointment of Independent Director – Wong Mun Wai(3)
14	Code of Ethics (5)
21	List of Subsidiaries(4)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certificate of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(6)
99.2	Pre-Approval Procedures. (6)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

____________________

Notes:
(1)	Incorporated by reference from Exhibit 1 of our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2018.
(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2019.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Date: June 11, 2020

