Form 10-K
period 2020-07-31
WECONNECT Tech International, Inc.
filed 2021-06-07
CIK 1409175

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52879

WECONNECT TECH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	39-2060052
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25, Jln Puteri 7/15, Bandar Puteri, 47100 Puchong, Selangor, Malaysia.	N/A
(Address of principal executive offices)	(Zip Code)

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

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2020, computed by reference to the price at which our common shares was sold on that date: US$0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 21, 2021
Common Stock, US$.001 par value per share	593,610,070 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2018.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

We were an IT-solutions provider that provided a multi-dimensional e-commerce platform to facilitate shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. During the fiscal years ended July 31, 2020, and 2019, we generated comprehensive losses of $1,064,620 and $1,493,284, respectively.

Since we ceased operations of our platform June 2019, we unsuccessfully attempted to diversify into the energy, oil & gas sector to strengthen our financial position. Our current principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

As of the date of this Annual Report, we have not entered into any binding agreement with any party regarding acquisition opportunities for us. We hope to continue to engage in discussions with other operating businesses affiliated with our executive officers regarding potential acquisition opportunities. There is no assurance that any nonbinding term sheet will result into a definitive purchase transaction nor can we assure you that we will be able to successfully acquire such company or any company in the near future.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We may not discover or adequately evaluate adverse facts about the business to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

HISTORY

We were incorporated under the laws of the State of Nevada on April 25, 2007. Prior to our acquisition of MIG Mobile Tech Berhad (“MMT”), a corporation organized under the laws of Malaysia, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We were also a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We operated under the name “Contact Minerals Corp. and our securities traded under the symbol “CNTM.” Effective November 6, 2017, we changed our name to “WECONNECT Tech International, Inc.” and our symbol to “WECT.” Effective June 8, 2018, we consummated the acquisition of 49,831,007 shares of MMT (the “MMT Shares”), constituting approximately 99.662% of the issued and outstanding securities of MMT. As a result of our acquisition of the MMT Shares, we ventured into the IT solution business with a focus on users located in Malaysia. On June 2019, MMT ceased the operation of the platform and currently only maintains its IT solution business operations.

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

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Shiong Han Wee	44	Director, Chief Executive Officer
Kwueh Lin Wong	44	Director, Chief Financial Officer and Secretary

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

Effective July 16, 2020, Mr Chow Wing Loke resigned from his positions as our chief financial officer. Mr Shiong Han Wee was appointed as the interim chief financial officer effective July 16, 2020 to fill the vacancy created by such resignation.

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

MMT was established in 2015 and commenced operations in Malaysia on October 2015. MMT had developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, MMT ceased the operation of the platform. Our current principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

CORPORATE STRUCTURE

A chart of our current corporate structure is set forth below:

WeConnect Tech International, Inc. (NV) (“WECT”)

MIG Mobile Tech Berhad (Malaysia) (“MMT”)

We are in active discussions to dispose MMT to a third party.

Major Customers

During the twelve months ended July 31, 2020, the following customers accounted for 10% or more of our total net revenues:

	Year ended July 31, 2020		July 31, 2020
	Revenues	Percentage of revenues	Accounts receivable
East Cloud Sdn Bhd	$16,470	25%	$–
Creative Property Management Sdn Bhd	6,390	10%	–
MIG Network & Consultancy Sdn Bhd	15,042	23%	–
TOTAL	$37,902	58%	$–

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong.

Major Vendors

During the twelve months ended July 31, 2020, no vendors accounted for 10% or more of our total operating costs.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

We maintain our corporate office at 25, Jalan Puteri 7/15, Bandar Puteri, 47100 Puchong, Selangor, Malaysia. Our space is provided to us by our corporate Secretary free of charge.

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

As the COVID-19 pandemic had seriously affected the economy and business environment worldwide, in view of the uncertainty on the recovery of the refund of deposit paid to Digiland and the costs of prolonging the legal proceedings in light of the Company’s limited resources, the Company discontinued its proceedings on April 17, 2020.

On November 5, 2020, the Singapore Court awarded a judgment in favor of Digiland, and as a result MIG Mobile Tech Berhad was ordered to pay:

a)       The Judgment Sum of S$800,000

b)       Interest on the Judgment Sum at 5.33% per annum from 29th November 2018 to the date of payment; and

c)       Legal costs of the action to be taxed if not agreed.

Interest on the Judgment Sum calculated up to February 16, 2021 is S$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of S$79,616.88. The total liabilities are estimated to be at S$974,124.26 and was accrued in the financial statement for the period ended July 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “WECT”. As of May 20, 2021, the last closing price of our securities was $0.01315, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Pink. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended July 31, 2019
First Quarter	$0.274	$0.178
Second Quarter	$0.256	$0.079
Third Quarter	$0.300	$0.099
Fourth Quarter	$0.199	$0.099

Fiscal year ended July 31, 2020
First Quarter	$0.240	$0.075
Second Quarter	$0.100	$0.005
Third Quarter	$0.050	$0.050
Fourth Quarter	$0.050	$0.043

(b)  Approximate Number of Holders of Common Stock

As of May 21, 2021, there were approximately 363 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended July 31, 2020, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 10-K: None.

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

Overview

We were an IT-solutions provider that provided a multi-dimensional e-commerce platform to facilitate shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. During the fiscal years ended July 31, 2020, and 2019, we generated comprehensive losses of 1,064,620 and $1,493,284, respectively.

Since we ceased operations of our platform June 2019, we unsuccessfully attempted to diversify into the energy, oil & gas sector to strengthen our financial position. Our current principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

As of the date of this Annual Report, we have not entered into any binding agreement with any party regarding acquisition opportunities for us. We hope to continue to engage in discussions with other operating businesses affiliated with our executive officers regarding potential acquisition opportunities. There is no assurance that any nonbinding term sheet will result into a definitive purchase transaction nor can we assure you that we will be able to successfully acquire such company or any company in the near future.

Financial Condition; Going Concern

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock and loans from a related party, as the sole source of funds for our future operations. We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of July 31, 2020, the Company had working capital deficit of $(2,273,792) and has incurred losses since its inception resulting in an accumulated deficit of $(7,638,503). Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

Comparison of the years ended July 31, 2020 and 2019

The following table sets forth certain operational data for the years ended July 31, 2020, and 2019:

	For the Years Ended July 31,
	2020	2019
Revenue	$65,690	$111,045
Cost of revenue	–	10,394
Gross Margin	65,690	100,651

Other Income	10,794	545

General and administrative expense	(1,179,650)	(1,587,572)
Loss before tax	(1,103,166)	(1,486,376)

Taxation	–	–
Loss after tax	(1,103,166)	(1,486,376)

Translation adjustment	38,546	(6,908)

Net Loss	$(1,064,620)	$(1,493,284)

Net Revenue. We generated revenues of $65,690 and $111,045 during the fiscal year ended July 31, 2020 and 2019, respectively. Our revenues are generally derived from the provision of IT service fees. The decrease in net revenues is primarily attributable to reduction of IT service contracts received and cessation of platform operation.

During the twelve months ended July 31, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

	Year ended July 31, 2020		July 31, 2020
	Revenues	Percentage of revenues	Accounts receivable
East Cloud Sdn Bhd	$16,470	25%	$–
Creative Property Management Sdn Bhd	6,390	10%	–
MIG Network & Consultancy Sdn Bhd	15,042	23%	–
TOTAL	$37,902	58%	$–

	Year ended July 31, 2019		July 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
North Cloud Sdn Bhd	$44,622	40%	$5,976
East Cloud Sdn Bhd	18,190	16%	5,982
MIG O2O Berhad	19,360	17%	–
MIG Network & Consultancy Sdn Bhd	16,053	14%	–
TOTAL	$222,014	92%	$–

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong.

Gross Loss. We generated a gross profit of $65,690 and $100,651 for the fiscal years ended July 31, 2020, and 2019, respectively. The decrease in gross profit is primarily attributable to the decrease in net revenue generated from IT service fees.

Operating Expenses. During the fiscal year ended July 31, 2020, and 2019, we incurred operating and administrative expenses of $1,179,650 and $1,587,572 respectively. The decrease in operating and administrative expenses is attributable to the reduction in staff cost and operating expenses due to the shutdown of Axis Business Campus office in May 2020.

During the twelve months ended July 31, 2020 and 2019, no vendors accounted for 10% or more of our total operating costs.

Income Tax Expense. There is no income tax expense recorded for the fiscal year ended July 31, 2020 and 2019.

Net Loss. We recorded a net loss of $1,064,620 and $1,486,376 for the fiscal years ended July 31, 2020, and 2019, respectively. The decrease in net loss is primarily due to decrease in operating and administrative expenses from the shutdown of Axis Business Campus office in May 2020.

Liquidity and Capital Resources

As of July 31, 2020, we had current assets of $544 and current liabilities of $2,274,336. Our current assets consisted of $544 of cash and cash equivalent. Our current liabilities consisted $83,458 of trade payables, $933,410 of other payables and accruals, $1,236,274 of amount due to related parties and $21,194 of tax provision.

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

Stockholders’ equity decreased from a deficit of $1,218,315 as of July 31, 2019, to a deficit of $2,282,935.

Net Cash Used In Operating Activities

Net cash used in operating activities was $(2,925) for the year ended July 31, 2020, and consisted primarily of net loss of $1,103,166, an increase in plant and equipment written off of $68,247, an increase in foreign translation reserve of $7,092, a decrease in trade receivables of $11,696, a decrease in other receivables, deposits and prepayments, a decrease in amount due to directors of $52,869, an increase in other payables and accrued liabilities of $734,308, offset against a decrease in depreciation of plant and equipment of $16,687, amount due to related parties of $200,110 and account payables of $9,258.

Net cash provided by operating activities was $12,171 for the year ended July 31, 2019, and consisted primarily of net loss of $1,486,376, a decrease in plant and equipment written off of $503, a decrease in foreign translation reserve of $10, an increase in trade receivables of $11,767, an increase in other receivables, deposits and prepayments, a decrease in amount due to directors of $51,017, a decrease in other payables and accrued liabilities of $37,648, offset against an increase in depreciation of plant and equipment of $26,918, impairment of $694,959, inventory written off of $3,231, amount due to related parties of $789,499 and account payables of $74,236.

Net Cash Used In Investing Activities

Net cash used in investing activities for the fiscal year ended July 31, 2020 was $126, consisting of proceeds from the disposal of property and equipment.

Net cash gain in investing activities for the fiscal year ended July 31, 2019 was $1,588, consisting primarily of sales proceeds of plant and equipment.

Net Cash Generated From Financing Activities

There is no net cash generated from financing activities for the fiscal years ended July 31, 2020, and 2019.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

•	Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

•	Fair value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritize the inputs used to measure fair value into three levels and bases the categorization with the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -	Inputs, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying amounts of accounts payable, advances payable and short-term loans approximate their fair value due to short term maturities.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the subsidiary maintains its books and record in a local currency, \Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the Years Ended July 31,
	2020	2019
Year-end MYR: US$1 exchange rate	4.2657	4.1275

Yearly average MYR: US$1 exchange rate	4.2197	4.1323

•	Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this accounting standard update.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   Financial Statements and Supplementary Data.

WECONNECT TECH INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of WeConnect Tech International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WeConnect Tech International Inc. (the "Company") as of July 31, 2020, the related consolidated statements of operations, changes in shareholders' equity and cash flows, for the year ended July 31, 2020, and the related notes collectively referred to as the "financial statements. The financial statement of WeConnect Tech International Inc. As of July 31, 2019 were audited by other auditors whose report dated October 21, 2019 expressed an unqualify opinion on those statement.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year ended July 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. . The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion

Critical Audit Matters

Critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Management decision to write of the company Property Plant, and Equipment, and the recognition of contingent liability in the subsidiary book as a result of litigation claim against the company as disclosed in (Note 3 & 6) during the year represent a critical audit matter due to the complexity of the transaction and its significant unusual.

These might pose challenges on the company going concern if the creditors enforce recovery on the company.

How the matter was addressed during the audit

Our procedures include the following

-Obtained an understanding of the accounting process of MMTB (the subsidiary) and the correctness of the accounting treatment applied in estimating the contingent liability

-We circularized the Creditor and the legal adviser to ascertain the accuracy of the accrued figure

-We evaluated the adequacy of the judgement and assumptions made by the Directors in written off the Assets.

-We interviewed and assess the level of knowledge of the Accountant that did IFRS to US GAAP conversion and preparation of WECT financial statement.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since April 2021.

May 27th, 2021.

Lagos Nigeria

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019

ASSETS
Current Assets:
Cash	$544	$3,343
Accounts Receivable	–	11,957
Employee Advances	–	54,050
Amount due from Related Party	–	829

Total Current Assets	544	70,179

Property and Equipment, net	–	88,649

Total Assets	544	158,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$83,458	$75,777
Other Payable and Accrued Liabilities	933,410	199,086
Amount due to Related Party	1,236,274	1,071,620
Current tax liabilities	21,194	21,211
Total Current Liabilities	2,274,336	1,367,694

Deferred tax	9,143	9,449
Total Liabilities	2,283,479	1,377,143

Shareholders’ Equity:
Common Stock 593,610,070 shares issued and outstanding As of July 31, 2020 and 2019 respectively	593,610	593,610
Additional paid-up share capital	4,958,781	4,958,781
Accumulated loss	(7,638,503)	(6,535,337)
Other comprehensive loss	(196,823)	(235,369)
Total Owners’ Equity	(2,282,935)	(1,218,315)
Total Liabilities and Owners’ Equity	$544	$158,828

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2020	2019
Revenue	$65,690	$111,045
Cost of Revenue	–	10,394
Gross Margin	65,690	100,651

Other Income	10,794	545

General and Administrative Expense	(1,179,650)	(1,587,572)
Loss before tax	(1,103,166)	(1,486,376)

Taxation	–	–
Net Loss	(1,103,166)	(1,486,376)
Other Comprehensive Loss:
Translation adjustment	38,546	(6,908)
	(1,064,620)	(6,908)

Comprehensive Loss	$(1,064,620)	$(1,493,284)

Income per share	$0.0	$0.0
Weighted average shares outstanding	593,610,070	593,610,070

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

July 31, 2020, and 2019

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Retained Earnings	Total
Balance, August 1, 2018	593,610,070	$593,610	$4,958,781	$(228,461)	$(5,048,961)	$274,969
Net Loss for the year	–	–	–	–	(1,486,376)	(1,486,376)
Translation Adjustment	–	–	–	(6,908)	–	(6,908)
Balance, July 31, 2019	593,610,070	593,610	4,958,781	(235,369)	(6,535,337)	(1,218,315)
Net loss for the year	–	–	–	–	(1,103,166)	(1,103,166)
Translation Adjustment	–	–	–	38,546	–	38,546
Balance, July 31, 2020	593,610,070	$593,610	$4,958,781	$(196,823)	$(7,638,503)	$(2,282,935)

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(1,103,166)	$(1,486,376)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	16,687	26,918
Impairment of deposit	–	694,959
Inventory written off	–	3,231
Plant & Equipment written off	68,247	(503)
Gain on Disposal of Asset	(26)	–
Foreign translation reserve	7,092	(10)
Operation loss	(1,011,166)	(761,781)
Changes in operating assets and liabilities
Account receivables	11,696	(11,767)
Other receivables, deposit, and prepayments	52,869	(13,693)
Amount due to directors	–	(51,017)
Due to related party	200,110	789,499
Account payable	9,258	74,236
Other payables and accrued liabilities	734,308	(37,648)
Net cash provided by operations	(2,925)	(12,171)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(496)
Proceed from disposal of property and equipment	126	2,084
Funds placed in escrow	–	–
Net cash used in investing activities	126	1,588

Cash Flows from Financing Activities:
Proceeds from issuance of share capital	–	–
Payment on loan payable	–	–
Net cash provided by financing activities	–	–

Foreign currency translation adjustment	–	(233)

Net increase (decrease) in cash	(2,799)	(10,816)
Cash at Beginning of Year	3,343	14,159
Cash at End of Year	$544	$3,343

Supplemental Disclosure of non-cash activity:
Interest paid	$–	$–
Taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

WECONNECT Tech International Inc. was incorporated under the laws of the State of Nevada on April 25, 2007. For purposes of financial statements presentation, WECONNECT Tech International Inc. and its subsidiary are herein referred to as “the Company” or “We”.

Our business office is located at 25, Jalan Puteri 7/15, Bandar Puteri, 47100 Puchong, Selangor, Malaysia.

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

Details of the Company’s subsidiary:

No	Company Name	Place and date of Incorporation	Particulars of issued capital	Principal activities
1	MIG Mobile Tech Bhd	Malaysia Oct 1, 2015	50,000,000 ordinary shares	E-commerce, online to offline Marketplace and payment eco-system

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended July 31, 2020 or 2019.

Inventories

Inventories are valued at the lower of cost or net realizable value. In general cost is determined by applying either the first in first out (FIFO) or percentages mark-up to the selling price valuations for the inventory item. Net realizable value is the estimated selling price in the ordinary course of business, less selling expenses. Allowances is made for obsolete, slow moving and defective inventories. All of the Company’s inventories consists of merchandise held for sale.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares of common stock.

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

 Accounts receivable

Accounts receivable, which generally have thirty-day terms are recognized and carried at original invoice amount, less an allowance for uncollectible amounts, if applicable.

The Company maintains an allowance for doubtful accounts at a level considered adequate to provide for potential uncollectible receivables. The level of this allowance is evaluated by management based on collection experience and other factors affecting the accounts such as customer relationship and market factors.

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

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is estimated by applying the following hierarchy, which prioritize the inputs used to measure fair value into three levels and bases the categorization with the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company’s cash and cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  The carrying amounts of accounts payable, advances payable and short-term loans approximate their fair value due to short term maturities.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this accounting standard update.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Foreign currency translation

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the Years Ended July 31,
	2020	2019
Year-end MYR: US$1 exchange rate	4.2657	4.1275

Yearly average MYR: US$1 exchange rate	4.2197	4.1323

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment are first recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Long lived assets, including property and equipment, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	July 31, 2020	July 31, 2019
Computer Hardware	$34,064	$35,835
Computer Software	14,340	15,030
Furniture and Fittings	22,557	23,641
Office Equipment	13,178	13,811
Telecommunication	5,335	5,592
Renovation	54,317	56,930
Signboard	1,503	1,575
Security and alarm system	2,150	2,253
	147,444	154,667
Asset Written Off	(68,247)	–
Disposal	(126)	–
Less: accumulated depreciation	(79,071)	(66,018)
Property and equipment, net	$–	$88,649

Depreciation expense

Depreciation expense for the years ended July 31, 2020 and 2019 was $16,687 and $26,918, respectively.

During the year ended July 31, 2019, the Company disposed of $126 of Computer and $26 gain on disposal was recognized in other income.

On May 31 2020, due to the closing down of the operating office of the subsidiary in Malaysia, Management carried out an impairment test on its fixed asset and realized its fixed asset has no recoverable value hence, write off.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company, in the regular conduct of business, has entered transaction with related parties in the form of cash or expenses paid on behalf of the related party and rendering of services. All advances are unsecured, due on demand and non-interest bearing.

The table below show the breakdown of revenue generated from related party during the period:

Related Party	July 31, 2018	July 31, 2019	July 31, 2020
East Cloud Sdn Bhd	$–	$18,190	$16,470
Creative Property Management	–	2,708	6,390
MIG 020 Berhad	78,938	19.360	–
MIG Network and Consultancy Sdn Bhd	34,536	16,053	15,042
Wpay International Bhd	–	8,948	–
MIG F&B Sdn Bhd	2	–	–
	$113,476	$65,259	$37,902

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of July 31, 2020 and 2019, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $1,236,274 and $1,037,691, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2020 and 2019, we recognized a total of $18,026 and $43,083, respectively, for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

During the years ended July 31, 2020 and 2019, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company:

	As at July 31,
	2020	2019

Manpower charge back to	$–	$1,765
Rental paid to	16,906	69,906
Legal fees paid to	6,700	9,147
Payroll outsourcing paid to	729	1,765

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of July 31, 2020, the Company suffered an accumulated deficit of $7,638,503 and continuously incurred a net operating loss of $1,103,166 for year ended July 31, 2020. The continuation of the Company as a going concern through July 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 6 – CONTINGENT LIABILITY

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

As the COVID-19 pandemic had seriously affected the economy and business environment worldwide, in view of the uncertainty on the recovery of the refund of deposit paid to Digiland and the costs of prolonging the legal proceedings in light of the Company’s limited resources, the Company discontinued its proceedings on April 17, 2020.

On November 5, 2020, the Singapore Court awarded a judgment in favor of Digiland, and as a result, MIG Mobile Tech Berhad was ordered to pay:

a)	The Judgment Sum of S$800,000

b)	Interest on the Judgment Sum at 5.33% per annum from 29th November 2018 to the date of payment; and

c)	Legal costs of the action to be taxed if not agreed.

Interest on the Judgment Sum calculated up to February 16, 2021 is S$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of S$79,616.88. The total liabilities is estimated to be at S$974,124.26 and was accrued in the financial statement for the period ended July 31, 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES.

The Company entered into an agreement with Digiland Pte Ltd. on September 12, 2017, amounting to SGD$1,600,000.00 (approximately US$1,189,061) for eMobile Apps (User and Merchant) and Backed Admin Web Portal. The remaining cost to complete the eMobile Apps (User and Merchant) and Backed Admin Web Portal in future is approximately US$617,559. The Company and Digiland are parties to legal claims against each other, as more fully described.

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

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2020.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2020, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Shiong Han Wee	44	Chief Executive Officer, Chief Financial Officer, Director
Kwueh Lin Wong	44	Secretary and Director
Pui Hold Ho	37	Director
Mun Wai Wong	64	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Shiong Han Wee, age 44, has served as our Chief Executive Officer and director since August 29, 2017. He has over 15 years of experience as a business consultant and coacher to the Malaysia business community. Since 2011, Mr. Wee has served as the founder, Chief Executive Officer and director of the MIG Group, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2007 to 2009, Mr. Wee served as a director of Future Focus Academic Sdn. Bhd., an education company. Mr. Wee received his undergraduate degree in Business Management from the University of Bolton in the United Kingdom in 2002 and his “A Levels” designation from the SEGI College in Kuala Lumpur, Malaysia in 1998.

Mr. Wee is the 2015 recipient of the Malaysia Young Entrepreneur Award. He also received the Singapore Prominent Brand Award in 2015 in connection with his work with MIG Network International Pte. Ltd (Singapore). Mr. Wee brings to our Board his business experience in the internet and mobile industries.

Kwueh Lin Wong, age 44, has served as our Secretary and director since August 29, 2017. From August 29, 2017, to June 1, 2018, Mr. Wong also served as our Chief Financial Officer. Mr. Wong has over 10 years of experience as an IT consultant and business consultant. Since 2011, Mr. Wong has served as the founder and director of the MIG Group, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2008 to 2014, Mr. Wong was a consultant for Pusat Tiusyen Makmur Maju, an education company. From 2007 to 2009, he served as a director of Future Focus Academic Sdn. Bhd., an education company. From 2004 to 2007, he served as the Marketing Manager of All IT Marketing Sdn. Bhd. Mr. Wong received his Degree in Engineering from Computer Multimedia University in Selangor, Malaysia in 2005. He received an Advanced Diploma in Computer Engineering in 2000 and a Diploma in Computer Engineering in 1998 from Informatics College in Kuala Lumpur, Malaysia. Mr. Wong brings to our Board his deep experience in computer engineering and internet and mobile industries.

Pui Hold Ho, age 39, was appointed to our board of directors on September 22, 2017. He is an accountant by profession, a fellow member of the Association of Chartered Certified Accountants (ACCA), United Kingdom, a member of the Malaysian Institute of Accountants (MIA) and also a member of Asean Chartered Professional Accountants (ACPA). Mr. Ho has years of professional experience in auditing, banking and corporate finance. He started his career in 2004 by joining a Singapore advisory firm as IPO consultant where he participated in a few successful listings of companies in SGX. He then joined Ernst & Young as Senior Audit Associate until 2009 before he left to join AmBank (M) Berhad – Corporate & Institutional Banking. In the bank, he was responsible in client credit evaluation and marketing of the Bank’s products mainly in debt capital market, offshore loan syndication, corporate finance advisory & treasury products. To further advance his career, he took up the chief financial officer position in a foreign company listed on Bursa Malaysia Securities Berhad until 2013. He now sits on the board of the following companies listed on Main Market of Bursa Malaysia Securities Berhad: HB Global Limited, a food processing company specializing in the production of Ready-to-Serve foods; Malaysia Pacific Corporation Berhad, a property development and investment corporation; Milux Corporation Berhad, a manufacturer of gas appliances, water heaters and gas regulators and distributors of gas and electrical home appliances; Multi-Usage Holdings Berhad, an investment holding and management services company; and Permaju Industries Berhad, a motor vehicles trader and provision of its related services, properties development and timber plantation. Mr. Ho brings to our Board his financial and accounting experience as well as public company governance expertise.

Mun Wai Wong, age 64, has over 30 years of experience in accounting and finance. Mr. Wong founded WMW Management Services in 2007 and is its Chief Executive Officer. Prior to that time, he was the Chief Operating Officer of Hai Ming Holding Berhad. Mr. Wong has served as a director of Comintel Corporation Berhad (COMCORP:KLSE) since October 2010 and a director of PanPages Berhad (PANPAGE:KLSE) since May 2012. Mr. Wong is a Chartered Accountant from the Malaysia Institute of Accountants, a Fellow of the Chartered Certified Accountants, and a member of the Institute of Chartered Secretaries and Administrators. Mr. Wong received his professional qualification in 1984 from Tuanku Abdul Rahman College in Malaysia. Mr. Wong brings to our Board his deep experience in the accounting and finance matters.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Shiong Han Wee (2) Chief Executive Officer	2020 2019	$21,328 $29,040	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$21,328 $29,040

Mr. Shiong Han Wee was appointed to serve as our Chief Executive Officer and director on August 29, 2017.

Narrative disclosure to Summary Compensation Table

Each of Messrs. Shiong Han Wee, Kwueh Lin Wong are parties to an employment agreement with MIG Mobile Tech Berhad, our subsidiary, or the Employment Agreements, as of the dates and for the annual salary set forth below:

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

Director Compensation Table

During our fiscal year ended July 31, 2020, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended July 31, 2020, we paid each of our non-employee directors as follows:

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

Kwueh Lin Wong

Pui Hold Ho

Mun Wai Wong

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 21, 2021 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Shiong Han Wee (1)	82,089,140	13.8%
Kwueh Lin Wong (1)	79,393,540	13.4%
All executive officers and directors as a group (five persons)	161,482,680	27.2%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 21, 2021. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 21, 2021is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Applicable percentage ownership is based on 593,610,070 shares of common stock outstanding as of May 21, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of May 21, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise noted, the business address of each beneficial owner listed is 25, Jalan Puteri 7/15, Bandar Puteri, 47100 Puchong, Selangor, Malaysia.. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company, in the regular conduct of business, has entered transaction with related parties in the form of cash or expenses paid on behalf of the related party and rendering of services. All advances are unsecured, due on demand and non-interest bearing.

The table below show the breakdown of revenue generated from related party during the years ended July 31, 2020 and 2019:

Related Party	July 31, 2019	% of Revenues	July 31, 2020	% of Revenues
East Cloud Sdn Bhd	$18,190	16%	$16,470	25%
Creative Property Management	2,708	2%	6,390	10%
MIG 020 Berhad	19.360	17%	–
MIG Network and Consultancy Sdn Bhd	16,053	14%	15,042	23%

TOTAL	$56,311		$37,902	58%

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of July 31, 2020 and 2019, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $1,236,274 and $1,037,691, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2020 and 2019, we recognized a total of $18,026 and $43,083, respectively, for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

During the years ended July 31, 2020 and 2019, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company:

	As at July 31,
	2020	2019

Manpower charge back to	$–	$1,765
Rental paid to	16,906	69,906
Legal fees paid to	6,700	9,147
Payroll outsourcing paid to	729	1,765

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

	Years ended July 31,
	2020			2019

Audit fees (1)	US$	4,000		US$	22,822

Audit related fees (2)			_		1,643

Tax fees		–			–

All other fees (3)		–			–

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

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

(3)	Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.3	Bylaws.(2)
4.1	Form of Common Stock Certificate (3)
4.2	Description of Securities (4)
10.1	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Stanley Kwuen Lin Wong(5)
10.2	Letter of Appointment, dated April 1, 2016, by and between MIG Mobile Tech Berhad and Dato’ Brian Wee Shiong Han(5)
10.3	Form of Letter of Appointment of Independent Director – Ho Pui Hold(3)
10.4	Form of Letter of Appointment of Independent Director – Wong Mun Wai(3)
14	Code of Ethics (6)
21	List of Subsidiaries*
24	Consent of Total Asia Associates PLT*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(7)
99.2	Pre-Approval Procedures. (7)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

Notes:
(1)	Incorporated by reference from Exhibit 1 of our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2018.
(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2019.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018.
(6)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2008.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

*Filed Herewith.

ITEM 16.  form 10-k summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.
(Registrant)

By:	/s/Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Dated:	June 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shiong Han Wee	Chief Executive Officer, Chief Financial Officer and Director
Shiong Han Wee	(Principal Executive Officer and Principal Financial Officer)	June 7, 2021

/s/ Kwueh Lin Wong* Kwueh Lin Wong	Secretary and Director	June 7, 2021

/s/ Pui Hold Ho* Pui Hold Ho	Director	June 7, 2021

/s/ Mun Wai Wong* Mun Wai Wong	Director	June 7, 2021

Representing all of the members of the Board of Directors.

* By	/s/ Shiong Han Wee
Shiong Han Wee
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

