Form 10-Q
period 2020-10-31
WECONNECT Tech International, Inc.
filed 2021-06-14
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52879

WECONNECT TECH INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	39-2060052
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

25, Jalan Puteri 7/15 Bandar Puteri

47100 Puchong

Selangor, Malaysia

+60 19 373 8718
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

As of June 11, 2021, the issuer had outstanding 593,610,070 shares of common stock.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2018.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2020 Unaudited	July 31, 2020 Audited

ASSETS
Current Assets:
Cash	$544	$544
Accounts Receivable	–	–
Employee Advances	–	–
Amount due from Related Party	–	–

Total Current Assets	544	544

Property and Equipment, net	–	–

Total Assets	$544	$544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$85,409	$83,458
Other Payable and Accrued Liabilities	964,185	933,410
Amount due to Related Party	1,267,831	1,236,274
Current tax liabilities	21,207	21,194
Total Current Liabilities	2,338,633	2,274,336

Deferred tax	9,387	9,143
Total Liabilities	2,348,020	2,283,479

Shareholders’ Equity:
Common Stock 593,610,070 shares issued and outstanding as of October 31, 2020 and July 31, 2020 respectively	593,610	593,610
Additional paid-up share capital	4,958,781	4,958,781
Accumulated loss	(7,652,098)	(7,638,503)
Other comprehensive loss	(247,768)	(196,823)
Total Owners’ Equity	(2,347,475)	(2,282,935)
Total Liabilities and Owners ‘Equity	$544	$544

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Month Ended October 31,
	2020	2019
Revenue	$–	$36,578
Cost of Revenue	–	–
Gross Margin	–	36,578

Other Income	(6,369)	3,429

General and Administrative Expense	(7,226)	(158,031)
Loss before tax	(13,595)	(118,024)

Taxation	–	–
Net Loss	$(13,595)	$(118,024)

Other Comprehensive Loss:
Translation adjustment	(50,945)	10,387

Comprehensive Loss	$(64,540)	$(107,637)

Income per share	$0.0	$0.0
Weighted average shares outstanding	593,610,070	593,610,070

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

July 31, 2020, and October 31, 2020

(Unaudited)

	Common Stock		Additional Paid in	Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, July 31, 2019	593,610,070	$593,610	$4,958,781	$(235,369)	$(6,535,337)	$(1,218,315)
Net Loss for the year	–	–	–	–	(1,103,166)	(1,103,166)
Translation Adjustment	–	–	–	38,546	–	38,546
Balance, July 31, 2020	593,610,070	593,610	4,958,781	(196,823)	(7,638,503)	(2,282,935)
Net loss for the period	–	–	–	–	(13,595)	(13,595)
Translation Adjustment	–	–	–	(50,945)	–	(50,945)
Balance, October 31,2020	593,610,070	$593,610	$4,958,781	$(247,768)	$(7,652,098)	$(2,347,475)

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(13,595)	$(118,024)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	–	6,002
Plant & Equipment written off	–	–
Deferred Tax	244	–
Foreign translation reserve	(50,945)	(2,974)
Operation loss	(64,296)	(114,996)
Changes in operating assets and liabilities
Account receivables	–	1,978
Other receivables, deposit, and prepayments	–	25,235
Amount due to directors	–	–
Due to related party	31,557	110,087
Account payable	1,951	(17,134)
Other payables and accrued liabilities	30,788	(7,296)
Net cash provided by operations	–	(2,126)

Cash Flows from Investing Activities:
Funds placed in escrow	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Foreign currency translation adjustment	–	(39)
Net cash provided by financing activities	–	(39)

Net increase (decrease) in cash	–	(2,165)
Cash at Beginning of Year	544	3,343
Cash at End of Year	$544	$1,178

Supplemental Disclosure of non-cash activity:
Interest paid	$–	$–
Taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended October 31, 2020 or 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the Period Ended October 31,
	2020	2019
Period - end MYR: US$1 exchange rate	4.1545	4.1872
Period - end average MYR: US$1 exchange rate	4.1631	4.1775

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	October 31, 2020	July 31, 2020
Computer Hardware	$–	$34,064
Computer Software	–	14,340
Furniture and Fittings	–	22,557
Office Equipment	–	13,178
Telecommunication	–	5,335
Renovation	–	54,317
Signboard	–	1,503
Security and alarm system	–	2,150
	–	147,444
Asset Written Off	–	(68,247)
Disposal	–	(126)
Less: accumulated depreciation	–	(79,071)
Property and equipment, net	$–	$–

Depreciation expense

Depreciation expense for the period ended October 31, 2020, and July 31, 2020, was $ Nil and $16,687, respectively.

On May 31, 2020, due to the closing down of the operating office of the subsidiary in Malaysia, Management carried out an impairment test on its fixed asset and realized its fixed asset has no recoverable value, hence, write off.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company, in the regular conduct of business, has entered transaction with related parties in the form of cash or expenses paid on behalf of the related party and rendering of services. All advances are unsecured, due on demand and non-interest bearing.

The table below show the breakdown of revenue generated from related party during the period

Related Party	October 31, 2020	October 31, 2019	July 31, 2020
East Cloud Sdn Bhd	$–	$13,420	$16,470
Creative Property Management	–	2,375	6,390
MIG 020 Berhad	–	–	–
MIG Network and Consultancy Sdn Bhd	–	5,382	15,042
Wpay International Bhd	–	–	–
MIG F&B Sdn Bhd	–	–	–
	$–	$21,176	$37,902

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of October 31, 2020 and July 31, 2020, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $1,267,831 and $1,236,274, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

For the three months ended October 31, 2020, and 2019 we recognized a total of $ Nil and $10,030 respectively for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

For the three months ended October 31, 2020, and 2019, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company.

	As of October 31,
	2020	2019
Rental paid to	$–	$17,247
Legal fees paid to	–	2,278
Payroll outsourcing paid to	–	121

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of October 31, 2020, the Company suffered an accumulated deficit of $7,652,098 and continuously incurred a net operating loss of $13,595 for period ended October 31, 2020. The continuation of the Company as a going concern through is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Interest on the Judgment Sum calculated up to February 16, 2021 is S$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of S$79,616.88. The total liabilities are estimated to be at S$974,124.26 and was accrued in the financial statement for the period ended October 31, 2020.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

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

Overview

We were an IT-solutions provider that provided a multi-dimensional e-commerce platform to facilitate shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. During the quarters ended October 31, 2020, and 2019, we generated comprehensive losses of $62,540 and $107,637, respectively.

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

As of the date of this Quarterly Report, we have not entered into any binding agreement with any party regarding acquisition opportunities for us. We hope to continue to engage in discussions with other operating businesses affiliated with our executive officers regarding potential acquisition opportunities. There is no assurance that any nonbinding term sheet will result into a definitive purchase transaction nor can we assure you that we will be able to successfully acquire such company or any company in the near future.

We are in active discussions to dispose MIG Mobile Tech Berhad, our operating subsidiary, to a third party.

Financial Condition; Going Concern

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock and loans from a related party, as the sole source of funds for our future operations. We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue our business plan. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan of finding an acquisition partner.

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of October 31, 2020, the Company had working capital deficit of $2,338,089 and has incurred losses since its inception resulting in an accumulated deficit of $7,899,866. Further losses are anticipated, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company finding an acquisition partner in the future and/or to obtain the necessary financing to meet its obligations. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

Results of Operations

The following table provides selected financial data about our company as of October 31, 2020 and 2019.

Three Months Ended October 31, 2020, Compared to Three Months Ended October 31, 2019.

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
Revenue	$–	$36,578
Cost of revenue	–	–
Other income	(6,369)	3,429
General and administrative expenses	(7,226)	(158,031)
Net Loss From Operations	$(13,595)	$(118,024)

Revenue. During the three months ended October 31, 2020, and 2019, we earned revenue of $0 and $36,578, respectively. Our revenue consisted primarily of IT service fees and merchant platform maintenance fees. The decrease in our revenue is primarily attributable to the impact of COVID-19 and related government actions on our business operations. We do not expect to generate any revenues for the foreseeable future unless an extraordinary corporate event such as a merger or acquisition or other strategic partnership occurs.

No customers accounted for 10% or more of our total net revenue during the three months ended October 31, 2020. During the three months ended October 31, 2019, the following customers accounted for 10% or more of our total net revenue:

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

Operating Expenses. Operating expenses were $7,226 and $158,031 for the three months ended October 31, 2020, and 2019, respectively. The decrease in operating expenses was primarily attributable to the cessation of business operations arising from the COVID-19 pandemic and related government actions.

During the three months ended October 31, 2020 and 2019, no vendors accounted for 10% or more of our total operating costs.

Income Tax Expense. We did not record income tax expenses for the three months ended October 31, 2020, and 2019 respectively.

Net Loss. We recorded a net loss of $13,595 and $118,024 for the three months ended October 31, 2020, and 2019, respectively. The decrease in net loss is primarily attributable to the the cessation of business operations arising from the COVID-19 pandemic and related government actions.

Liquidity and Capital Resources

Working Capital

	October 31, 2020	July 31, 2020
Current Assets	$544	$544
Current Liabilities	2,338,633	2,274,336
Working Capital Deficit	$(2,338,089)	$(2,273,792)

We had current assets of $544 consisting solely of cash and cash equivalents as of October 31, 2020. Our current liabilities of $2,338,633 consisted of $1,267,831 of amount due to related parties, $964,185 of other payables and accrued liabilities, $85,409 of accounts payable and $21,207 of current tax liabilities.

As of July 31, 2020, we had current assets of $544 and current liabilities of $2,274,336. Our current assets consisted solely of cash and cash equivalents. Our current liabilities consisted of $1,236,274 of amount due to related parties, $933,410 of other payables and accrued liabilities, $83,458 of accounts payable and $21,194 of current tax liabilities.

Cash Flows

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
Net Cash (Used in) / Provided by Operating Activities	$–	$2,126
Net Cash Provided by Investing Activities	$–	$–
Net Cash Provided by Financing Activities	$–	$–

Cash Flow from Operating Activities

There was no net cash used in or provided by operating activities during the three months ended October 31, 2020.

During the three months ended October 31, 2019, net cash used in operating activities was $2,165. Net cash used in operating activities during the three months ended October 31, 2019, consisted primarily of a loss before taxation of $118,024, unrealized foreign exchange gains of $2,974, a decrease in account payables of $17,134 and other payables and accrued liabilities of $7,296, offset by depreciation of plant and equipment of $6,002, a decrease in account receivables of $1,978, other receivables, deposits and prepayments of $25,235 and an increase in amount due to related parties of $110,087.

Cash Flow from Investing Activities

During the three months ended October 31, 2020, and 2019, investing activities did not provide nor use any net cash.

Cash Flow from Financing Activities

During the three months ended October 31, 2020, and 2019, financing activities did not provide nor use any net cash.

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2020, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was effective as of July 31, 2020. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interest on the Judgment Sum calculated up to February 16, 2021 is S$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of S$79,616.88. The total liabilities are estimated to be at S$974,124.26 and was accrued in the financial statement for the period ended October 31, 2020.

Other than the item set forth in Note 6 Contingent Liability of Notes to our Condensed Financial Statements, we are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

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
Shiong Han Wee
Chief Executive Officer and Chief Financial Officer

Date: June 14, 2021

