Form 10-Q
period 2021-01-31
WECONNECT Tech International, Inc.
filed 2021-06-15
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52879

WECONNECT TECH INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	39-2060052
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

25, Jalan Puteri 7/15, Bandar Puteri,

47100 Puchong, Selangor, Malaysia

+6019 373 8718

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

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2021 Unaudited	July 31, 2020 Audited

ASSETS
Current Assets:
Cash	$542	$544
Accounts Receivable	–	–

Total Current Assets	542	544

Property and Equipment, net	–	–

Total Assets	$542	$544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$87,874	$83,458
Other Payable and Accrued Liabilities	995,891	933,410
Amount due to Related Party	1,300,920	1,236,274
Current tax liabilities	21,222	21,194
Total Current Liabilities	2,405,907	2,274,336

Deferred tax	9,642	9,143
Total Liabilities	2,415,549	2,283,479

Shareholders’ Equity:
Common Stock 593,610,070 shares issued and outstanding as of January 31, 2021, and July 31, 2020 respectively	593,610	593,610
Additional paid-up share capital	4,958,781	4,958,781
Accumulated loss	(7,666,709)	(7,638,503)
Other comprehensive loss	(300,689)	(196,823)
Total Owners’ Equity	(2,415,007)	(2,282,935)
Total Liabilities and Owners ‘Equity	$542	$544

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31, 2021	For the Three Months Ended January 31, 2020	For the Six Months Ended January 31, 2021	For the Six Months Ended January 31, 2020
Revenue	$–	$23,710	$–	$60,288
Cost of revenue	–	(2)	–	(2)
Gross Margin	–	23,708	–	60,286

Other Income	(6,138)	525	(12,507)	981
General and Administrative Expense	(8,473)	(107,267)	(15,699)	(262,325)
Loss Before Tax	(14,611)	(83,034)	(28,206)	(201,058)

Taxation	–	–	–	–
Net Loss	(14,611)	(83,034)	(28,206)	(201,058)

Other Comprehensive Income:
Translation Adjustment	(52,921)	(21,689)	(103,866)	(21,689)
	(52,921)	(21,689)	(103,866)	(21,689)

Comprehensive Loss	$(67,532)	$(104,723)	$(132,072)	$(222,747)

Income per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	593,610,070	593,610,070	593,610,070	593,610,070

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

July 31, 2020, October 31, 2020, and January 31, 2021

(Unaudited)

	Common Stock		Additional Paid in	Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, July 31, 2019	593,610,070	$593,610	$4,958,781	$(235,369)	$(6,535,337)	$(1,218,315)
Net Loss for the year	–	–	–	–	(1,103,166)	(1,103,166)
Translation Adjustment	–	–	–	38,546	–	38,546
Balance, July 31, 2020	593,610,070	593,610	4,958,781	(196,823)	(7,638,503)	(2,282,935)
Net loss for the period	–	–	–	–	(13,595)	(13,595)
Translation Adjustment	–	–	–	(50,945)	–	(50,945)
Balance, October 31,2020	593,610,070	593,610	4,958,781	(247,768)	(7,652,098)	(2,347,475)
Net loss for the period	–	–	–	–	(14,611)	(14,611)
Translation Adjustment	–	–	–	(52,921)	–	(52,921)
Balance, January 31, 2021	593,610,070	$593,610	$4,958,781	$(300,689)	$(7,666,709)	$(2,415,007)

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(28,206)	$(201,058)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	–	11,778
Gain on Disposal of PPE	–	(45)
Deferred Tax	499	–
Foreign translation reserve	(103,866)	3,453
Operation loss	(131,573)	(185,872)
Changes in operating assets and liabilities
Account receivables	–	1,289
Other receivables, deposit, and prepayments	–	29,976
Amount due to directors	–	214,142
Due to related party	64,674	–
Account payable	4,416	(15,596)
Other payables and accrued liabilities	62,481	(44,367)
Net cash provided by operations	(2)	(428)

Cash Flows from Investing Activities:
Proceed from Disposal of PPE	–	73
Net cash used in investing activities	–	73

Cash Flows from Financing Activities:
Foreign currency translation adjustment	–	20
Net cash provided by financing activities	–	20

Net increase (decrease) in cash	(2)	(335)
Cash at Beginning of Year	544	3,343
Cash at End of Year	$542	$3,008

Supplemental Disclosure of non-cash activity:
Interest paid	$–	$–
Taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2021

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended January 31, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the Period Ended January 31,
	2021	2020
Period - end MYR: US$1 exchange rate	4.0450	4.1133
Period - end average MYR: US$1 exchange rate	4.1159	4.0885

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

As of January 2021 the company did not have property, plant and equipment.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company, in the regular conduct of business, has entered transaction with related parties in the form of cash or expenses paid on behalf of the related party and rendering of services. All advances are unsecured, due on demand and non-interest bearing.

The table below show the breakdown of revenue generated from related party during the period

Related Party	January 31, 2021	January 31, 2020	July 31, 2020
East Cloud Sdn Bhd	$–	$16,863	$16,470
Creative Property Management	–	4,855	6,390
MIG Network and Consultancy Sdn Bhd	–	10,819	15,042
	$–	$32,534	$37,902

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of January 31, 2021 and July 31, 2020, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $1,300,920 and $1,236,274, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

For the six months ended January 31, 2021, and 2020 we recognized a total of $ Nil and $28,679 respectively for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

For the six months ended January 31, 2021, and 2020, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company.

	As of January 31,
	2021	2020
Rental paid to	$–	$34,738
Legal fees paid to	–	6,899
Payroll outsourcing paid to	–	304

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of January 31, 2021, the Company suffered an accumulated deficit of $7,666,709 and continuously incurred a net operating loss of $28,206 for the six months ended January 31, 2021. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Interest on the Judgment Sum calculated up to February 16, 2021 is S$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of S$79,616.88. The total liability is estimated to be at S$974,124.26 and was accrued in the financial statement for the period ended January 31, 2021.

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

Overview

We were an IT-solutions provider that provided a multi-dimensional e-commerce platform to facilitate shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. For the six months ended January 31, 2021, and 2020, we generated comprehensive losses of $132,072 and $222,747, respectively.

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

We are in active discussions to dispose our operating subsidiary to a third party.

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

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of January 31, 2021, the Company had working capital deficit of $2,405,365 and has incurred losses since its inception resulting in an accumulated deficit of $7,666,709. Further losses are anticipated, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company finding an acquisition partner in the future and/or to obtain the necessary financing to meet its obligations. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

Results of Operations

The following table provides selected financial data about our company as of January 31, 2021 and 2020.

	For the Three Months Ended January 31, 2021	For the Three Months Ended January 31, 2020	For the Six Months Ended January 31, 2021	For the Six Months Ended January 31, 2020
Revenue	$–	$23,710	$–	$60,288
Cost of revenue	–	(2)	–	(2)
Gross Margin	–	23,708	–	60,286

Other Income	(6,138)	525	(12,507)	981

General and Admin Expense	(8,473)	(107,267)	(15,699)	(262,325)
Net Loss	(14,611)	(83,034)	(28,206)	(201,058)

Translation Adjustment	(52,921)	(21,689)	(103,866)	(21,689)
	(52,921)	(21,689)	(103,866)	(21,689)

Comprehensive Loss	$(67,532)	$(104,723)	$(132,072)	$(222,747)

Three Months Ended January 31, 2021, Compared to Three Months Ended January 31, 2020.

Revenue. During the three months ended January 31, 2021, and 2020, we earned revenue of $0 and $23,710, respectively. Our revenue consisted primarily of IT service fees and merchant platform maintenance fees. The decrease in our revenue is primarily attributable to the impact of COVID-19 and related government actions on our business operations. We do not expect to generate any revenues for the foreseeable future unless an extraordinary corporate event such as a merger or acquisition or other strategic partnership occurs.

No customers accounted for 10% or more of our total net revenue during the three months ended January 31, 2021. During the three months ended January 31, 2020, the following customers accounted for 10% or more of our total net revenue:

	Three months ended January 31, 2020
	Revenues	Percentage of revenues
MIG Network & Consultancy Sdn Bhd	$5,437	22.93%
Creative Property Management Sdn Bhd	2,481	10.46%
MIG O2O Berhad	–	–
East Cloud Sdn Bhd	3,443	14.52%
North Cloud Sdn Bhd	12,349	52.09%
	$23,710

East Cloud Sdn Bhd, MIG Network & Consultancy Sdn Bhd, and MIG O2O Berhad are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong.

Gross Profit. We recorded a gross profit of $0 and gross profit of $23,708 for the three months ended January 31, 2021, and 2020, respectively. The decrease in gross profit is mainly attributable to the the cessation of business operations arising from the COVID-19 pandemic and related government actions.

General and Administrative Expenses. General and administrative expenses were $8,473 and $107,267 for the three months ended January 31, 2021, and 2020, respectively. The decrease in general and administrative expenses was primarily attributable to the cessation of business operations arising from the COVID-19 pandemic and related government actions.

During the three months ended January 31, 2021 and 2020, no vendors accounted for 10% or more of our total operating costs.

Income Tax Expense. We did not record income tax expenses for the three months ended January 31, 2021, and 2020 respectively.

Net Loss. We recorded a net loss of $14,611 and $83,034 for the three months ended January 31, 2021, and 2020, respectively. The decrease in net loss is primarily attributable to the the cessation of business operations arising from the COVID-19 pandemic and related government actions.

Six Months Ended January 31, 2021, Compared to Three Months Ended January 31, 2020.

Revenues. During the six months ended January 31, 2021, and 2020, we earned revenues of $0 and $60,288, respectively. The decrease in our revenue is primarily attributable to the impact of COVID-19 and related government actions on our business operations. We do not expect to generate any revenues for the foreseeable future unless an extraordinary corporate event such as a merger or acquisition or other strategic partnership occurs.

No customers accounted for 10% or more of our total net revenue during the six months ended January 31, 2021. During the six months ended January 31, 2020, the following customers accounted for 10% or more of our total net revenues:

	Six months ended January 31, 2020
	Revenues	Percentage of revenues
North Cloud Sdn Bhd	$27,702	45.95%
Creative Property Management Sdn Bhd	4,855	8.08%
East Cloud Sdn Bhd	16,863	27.97%
MIG O2O Berhad	–	–
MIG Network & Consultancy Sdn Bhd	10,819	17.95%
	$60,239

Creative Property Management Sdn Bhd, East Cloud Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

General and Administrative Expenses. General and administrative expenses were $15,699 and $262,325 for the six months ended January 31, 2021, and 2020, respectively. The decrease in general and administrative expenses was primarily attributable to the cessation of business operations arising from the COVID-19 pandemic and related government actions.

During the six months ended January 31, 2021 and 2020, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $0 and $60,286 for the six months ended January 31, 2021, and 2020, respectively. The decrease in gross profit is mainly attributable to the the cessation of business operations arising from the COVID-19 pandemic and related government actions.

Income Tax Expense. We did not record income tax expenses for the six months ended January 31, 2021, and 2020, respectively.

Comprehensive Loss. We suffered a net loss of $132,072 and $222,747 for the six months ended January 31, 2021, and 2020, respectively. The decrease in comprehensive loss is primarily attributable to the decrease of general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	January 31,2021	July 31, 2020
Current Assets	$542	$544
Current Liabilities	(2,405,907)	(2,274,336)
Working Capital Deficit	$(2,405,365)	$(2,273,792)

We had current assets of $524 consisting solely of cash and cash equivalents as of January 31, 2021. Our current liabilities of $2,405,907 consisted of $1,300,920 of amount due to related parties, $995,891 of other payables and accrued liabilities, $87,874 of accounts payable and $21,222 of current tax liabilities.

As of July 31, 2020, we had current assets of $544 and current liabilities of $2,274,336. Our current assets consisted solely of cash and cash equivalents. Our current liabilities consisted of $1,236,274 of amount due to related parties, $933,410 of other payables and accrued liabilities, $83,458 of accounts payable and $21,194 of current tax liabilities.

Cash Flows

	Six Months Ended	Six Months Ended
	January 31, 2021	January 31, 2020
Net Cash (Used in) / Provided by Operating Activities	$–	$(428)
Net Cash Provided by Investing Activities	$–	$73
Net Cash Provided by Financing Activities	$–	$–

Cash Flow from Operating Activities

There was no net cash used in or provided by operating activities during the six months ended January 31, 2021.

During the six months ended January 31, 2020, net cash used in operating activities was $428. Net cash used in operating activities during the six months ended January 31, 2020 consisted primarily of a net loss of $201,058, a decrease in account payables of $15,596, a decrease in other payables and accrued liabilities of $44,367, and gain on disposal of PPE $45, offset by an increase in account receivables of $1,289, an increase in other receivables, deposits and prepayments of $29,976, an increase in amount due to related parties of $214,142, unrealized exchange loss of $3,453, and depreciation of plant and equipment of $ 11,778.

Cash Flow from Investing Activities

During the six months ended January 31, 2021, investing activities did not provide nor use any net cash.

During the six months ended January 31, 2020, there was net cash generated from investing activities of $73 consisted of sales proceeds from disposal of property, plant and equipment of $73.

Cash Flow from Financing Activities

During the six months ended January 31, 2021, and 2020, financing activities did not provide nor use any net cash.

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2021, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was effective as of July 31, 2020. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interest on the Judgment Sum calculated up to February 16, 2021 is S$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of S$79,616.88. The total liabilities are estimated to be at S$974,124.26 and was accrued in the financial statement for the period ended January 31, 2021.

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

