Form 10-Q
period 2021-04-30
WECONNECT Tech International, Inc.
filed 2021-06-16
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2021

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

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2021 Unaudited	July 31, 2020 Audited

ASSETS
Current Assets:
Cash	$542	$544
Accounts Receivable	–	–

Total Current Assets	542	544

Property and Equipment, net	–	–

Total Assets	$542	$544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$87,438	$83,458
Other Payable and Accrued Liabilities	990,139	933,410
Amount due to Related Party	1,286,091	1,236,274
Current tax liabilities	21,215	21,194
Total Current Liabilities	2,384,883	2,274,336

Deferred tax	9,518	9,143
Total Liabilities	2,394,401	2,283,479

Shareholders’ Equity:
Common Stock 593,610,070 shares issued and outstanding as of April 30, 2021, and July 31, 2020 respectively	593,610	593,610
Additional paid-up share capital	4,958,781	4,958,781
Accumulated loss	(7,671,291)	(7,638,503)
Other comprehensive loss	(274,959)	(196,823)
Total Owners’ Equity	(2,393,859)	(2,282,935)
Total Liabilities and Owners ‘Equity	$542	$544

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30, 2021	For the Three Months Ended April 30, 2020	For the Nine Months Ended April 30, 2021	For the Nine Months Ended April 30, 2020
Revenue	$–	$4,602	$–	$64,890
Cost of revenue	–	–	–	(2)
Gross Margin	–	4,602	–	64,888

Other Income	1,919	17,462	(10,588)	14,989

General and Admin Expense	(6,501)	(88,867)	(22,200)	(347,736)
Loss Before Tax	(4,582)	(66,803)	(32,788)	(267,859)

Taxation	(–)	(–)	(–)	(–)
Net Loss	(4,582)	(66,803)	(32,788)	(267,859)

Other Comprehensive Income:

Translation Adjustment	25,730	54,976	(78,136)	43,674

Comprehensive Loss	$21,148	$(11,827)	(110,924)	$(224,185)

Income per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	593,610,070	593,610,070	593,610,070	593,610,070

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

July 31, 2020, October 31, 2020, January 31, 2021, and April 30, 2021

(Unaudited)

	Common Stock		Additional Paid in	Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, July 31, 2019	593,610,070	$593,610	$4,958,781	$(235,369)	$(6,535,337)	$(1,218,315)
Net Loss for the year	–	–	–	–	(1,103,166)	(1,103,166)
Translation Adjustment	–	–	–	38,546	–	38,546
Balance, July 31, 2020	593,610,070	593,610	$4,958,781	(196,823)	$(7,638,503)	$(2,282,935)
Net loss for the period	–	–	–	–	(13,595)	(13,595)
Translation Adjustment	–	–	–	(50,945)	–	(50,945)
Balance, October 31,2020	593,610,070	$593,610	$4,958,781	$(247,768)	$(7,652,098)	$(2,347,475)
Net loss for the period	–	–	–	–	(14,611)	(14,611)
Translation Adjustment	–	–	–	(52,921)	–	(52,921)
Balance, January 31, 2021	593,610,070	$593,610	$4,958,781	$(300,689)	$(7,666,709)	$(2,415,007)
Net loss for the period	–	–	–	–	(4,582)	(4,582)
Translation Adjustment	–	–	–	25,730	–	25,730
Balance, April 30, 2021	593,610,070	$593,610	$4,958,781	$(274,959)	$(7,671,291)	$(2,393,859)

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(32,788)	$(267,859)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	–	16,489
Gain on Disposal of PPE	375	(45)
Deferred Tax	–	–
Foreign translation reserve	(78,136)	(13,180)
Operation loss	(110,549)	(264,595)
Changes in operating assets and liabilities
Account receivables	–	5,131
Other receivables, deposit, and prepayments	–	29,235
Amount due to directors	–	–
Due to related party	49,817	254,122
Account payable	3,980	(7,996)
Other payables and accrued liabilities	56,750	(19,050)
Net cash provided by operations	(2)	(3,153)

Cash Flows from Investing Activities:
Proceed from Disposal of PPE	–	73
Net cash used in investing activities	–	73

Cash Flows from Financing Activities:

Foreign currency translation adjustment	–	(90)
Net cash provided by financing activities	–	(90)

Net increase (decrease) in cash	(2)	(3,170)
Cash at Beginning of Year	544	3,343
Cash at End of Year	$542	$173

Supplemental Disclosure of non-cash activity:
Interest paid	$–	$–
Taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended April 30, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the Period Ended April 30,
	2021	2020
Period - end MYR: US$1 exchange rate	4.0975	4.2717
Period - end average MYR: US$1 exchange rate	4.1092	4.3260

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

As of April 2021, the company did not have Property plant and equipment.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company, in the regular conduct of business, has entered transaction with related parties in the form of cash or expenses paid on behalf of the related party and rendering of services. All advances are unsecured, due on demand and non-interest bearing.

The table below show the breakdown of revenue generated from related party during the period

Related Party	April 30, 2021	January 31, 2020	July 31, 2020
East Cloud Sdn Bhd	$–	$16,863	$16,470
Creative Property Management	–	4,855	6,390
MIG Network and Consultancy Sdn Bhd	–	10,819	15,042
	$–	$32,534	$37,902

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of April 30, 2021, and July 31, 2020, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $1,286,091 and $1,236,274, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

For the nine months ended April 30, 2021, and 2020 we recognized a total of $ Nil and $28,679 respectively for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income

For the nine months ended April 30, 2021, and 2020, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company.

	As of April 30,
	2021	2020
Rental paid to	$–	$16,906
Legal fees paid to	–	6,700
Payroll outsourcing paid to	–	212

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of April 30, 2021, the Company suffered an accumulated deficit of $7,671,291 and continuously incurred a net operating loss of $32,788 for the nine months ended April 30, 2021. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 6 – CONTINGENT LIABILITY

On November 12, 2018, MIG Mobile Tech Berhad, a subsidiary of the Company, filed a claim against Digiland Private Limited (“Digiland”) for breach of contract and misrepresentation arising from, among other things, Digiland’s failure to perform under its supplier contract with the Company. In its suit, MIG Mobile Tech Berhad is seeking a return of funds previously paid to Digiland in the amount of SGD$800,000 Singaporean Dollars (approximately US $584,000) together with a claim for damages to be assessed by the Singapore Court. Within the same suit, Digiland has filed a counterclaim against MIG Mobile Tech Berhad for the balance of the payment due to it under contract in the sum of SGD$800,000, together with a claim for damages to be assessed by the Singapore Court.

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

On November 5, 2020, the Singapore Court awarded a judgment in favor of Digiland, and as a result, MIG Mobile Tech Berhad was ordered to pay:

a)	The Judgment Sum of SGD$800,000

b)	Interest on the Judgment Sum at 5.33% per annum from 29th November 2018 to the date of payment; and

c)	Legal costs of the action to be taxed if not agreed.

Interest on the Judgment Sum calculated up to February 16, 2021 is SGD$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of SGD$79,616.88. The total liability is estimated to be at SGD$974,124.26 and was accrued in the financial statement for the period ended April 30, 2021.

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

Overview

We were an IT-solutions provider that provided a multi-dimensional e-commerce platform to facilitate shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. For the nine months ended April 30, 2021, and 2020, we generated comprehensive losses of $110,924 and $224,185, respectively.

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

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of April 30, 2021, the Company had working capital deficit of $2,384,341 and has incurred losses since its inception resulting in an accumulated deficit of $7,671,291. Further losses are anticipated, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company finding an acquisition partner in the future and/or to obtain the necessary financing to meet its obligations. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

Results of Operations

The following table provides selected financial data about our company as of April 30, 2021 and 2020.

	For the Three Months Ended April 30, 2021	For the Three Months Ended April 30, 2020	For the Nine Months Ended April 30, 2021	For the Nine Months Ended April 30, 2020
Revenue	$–	$4,602	$–	$64,890
Cost of revenue	–	–	–	(2)
Gross Margin	–	4,602	–	64,888

Other Income	1,919	17,462	(10,588)	14,989

General and Admin Expense	(6,501)	(88,867)	(22,200)	(347,736)
Loss Before Tax	4,582	(66,803)	(32,788)	(267,859)

Translation Adjustment	25,730	54,976	(78,136)	43,674
	25,730	54,976	(78,136)	43,674

Comprehensive Loss	$21,148	$(11,827)	$(110,924)	$(224,185)

Three Months Ended April 30, 2021, Compared to Three Months Ended April 30, 2020.

Revenue. During the three months ended April 30, 2021, and 2020, we earned revenue of $0 and $4,602, respectively. Our revenue consisted primarily of IT service fees and merchant platform maintenance fees. The decrease in our revenue is primarily attributable to the impact of COVID-19 and related government actions on our business operations. We do not expect to generate any revenues for the foreseeable future unless an extraordinary corporate event such as a merger or acquisition or other strategic partnership occurs.

No customers accounted for 10% or more of our total net revenue during the three months ended April 30, 2021. During the three months ended April 30, 2020, the following customers accounted for 10% or more of our total net revenue:

	Three months ended April 30, 2020
	Revenues	Percentage of revenues
MIG Network & Consultancy Sdn Bhd	$4,244	92.22%
Creative Property Management Sdn Bhd	1,545	33.57%
East Cloud Sdn Bhd	(450)	(9.78%	)
North Cloud Sdn Bhd	(737)	(16.01%	)
	$4,602

Creative Property Management Sdn Bhd, East Cloud Sdn Bhd, and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

Gross Profit. We recorded a gross profit of $0 and gross profit of $4,602 for the three months ended April 30, 2021, and 2020, respectively. The decrease in gross profit is mainly attributable to the cessation of business operations arising from the COVID-19 pandemic and related government actions.

General and Administrative Expenses. General and administrative expenses were $6,501 and $88,867 for the three months ended April 30, 2021, and 2020, respectively. The decrease in general and administrative expenses was primarily attributable to the cessation of business operations arising from the COVID-19 pandemic and related government actions.

During the three months ended April 30, 2021 and 2020, no vendors accounted for 10% or more of our total operating costs.

Income Tax Expense. We did not record income tax expenses for the three months ended April 30, 2021, and 2020 respectively.

Net Loss. We recorded a net loss of $4,582 and $66,803 for the three months ended April 30, 2021, and 2020, respectively. The decrease in net loss is primarily attributable to the cessation of business operations arising from the COVID-19 pandemic and related government actions.

Nine Months Ended April 30, 2021, Compared to Nine Months Ended April 30, 2020.

Revenues. During the nine months ended April 30, 2021, and 2020, we earned revenues of $0 and $64,890, respectively. The decrease in our revenue is primarily attributable to the impact of COVID-19 and related government actions on our business operations. We do not expect to generate any revenues for the foreseeable future unless an extraordinary corporate event such as a merger or acquisition or other strategic partnership occurs.

No customers accounted for 10% or more of our total net revenue during the nine months ended April 30, 2021. During the nine months ended April 30, 2020, the following customers accounted for 10% or more of our total net revenues:

	Nine months ended April 30, 2020
	Revenues	Percentage of revenues
North Cloud Sdn Bhd	$26,961	41.55%
Creative Property Management Sdn Bhd	6,394	9.85%
East Cloud Sdn Bhd	16,482	25.40%
MIG Network & Consultancy Sdn Bhd	15,053	23.20%
	$64,890

Creative Property Management Sdn Bhd, East Cloud Sdn Bhd, and MIG Network & Consultancy Sdn Bhd are affiliated with our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. North Cloud Sdn Bhd is a shareholder holding less than 5% of our issued and outstanding securities.

General and Administrative Expenses. General and administrative expenses were $22,200 and $347,736 for the nine months ended April 30, 2021, and 2020, respectively. The decrease in general and administrative expenses was primarily attributable to the cessation of business operations arising from the COVID-19 pandemic and related government actions.

During the nine months ended April 30, 2021 and 2020, no vendors accounted for 10% or more of our total operating costs.

Gross Profit. We recorded a gross profit of $0 and $64,888 for the nine months ended April 30, 2021, and 2020, respectively. The decrease in gross profit is mainly attributable to the cessation of business operations arising from the COVID-19 pandemic and related government actions.

Income Tax Expense. We did not record income tax expenses for the nine months ended April 30, 2021, and 2020, respectively.

Comprehensive Loss. We suffered a net loss of $110,924 and $224,185 for the nine months ended April 30, 2021, and 2020, respectively. The decrease in comprehensive loss is primarily attributable to the decrease of general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	April 30,2021	July 31, 2020
Current Assets	$542	$544
Current Liabilities	(2,384,883)	(2,274,336)
Working Capital Deficit	$(2,384,341)	$(2,273,792)

We had current assets of $542 consisting solely of cash and cash equivalents as of April 30, 2021. Our current liabilities of $2,384,883 consisted of $1,286,091 of amount due to related parties, $990,139 of other payables and accrued liabilities, $87,438 of accounts payable and $21,215 of current tax liabilities.

As of July 31, 2020, we had current assets of $544 and current liabilities of $2,274,336. Our current assets consisted solely of cash and cash equivalents. Our current liabilities consisted of $1,236,274 of amount due to related parties, $933,410 of other payables and accrued liabilities, $83,458 of accounts payable and $21,194 of current tax liabilities.

Cash Flows

	Nine Months Ended	Nine Months Ended
	April 30, 2021	April 30, 2020
Net Cash (Used in) / Provided by Operating Activities	$(2)	$(3,153)
Net Cash Provided by Investing Activities	$–	$73
Net Cash Provided by Financing Activities	$–	$–

Cash Flow from Operating Activities

During the nine months ended April 30, 2021, net cash used in operating activities was $2 and consisted primarily of a net loss of $32,788 and unrealized exchange gain of $78,136, offset by an increase in other payables and accrued liabilities of $56,750, and an increase in amounts due to related parties of $49,817.

During the nine months ended April 30, 2020, net cash used in operating activities was $3,153 and consisted primarily of a net loss of $267,859, a decrease in account payables of $7,996, a decrease in other payables and accrued liabilities of $19,050, unrealized exchange gain of $13,180 and gain on disposal of plant and equipment $45, offset by an increase in account receivables of $5,131, an increase in other receivables, deposits and prepayments of $29,235, an increase in amount due to related parties of $254,122, and depreciation of plant and equipment of $ 16,489.

Cash Flow from Investing Activities

During the nine months ended April 30, 2021, investing activities did not provide nor use any net cash.

During the nine months ended April 30, 2020, there was net cash generated from investing activities of $73 which consisted of sales proceeds from the disposal of property, plant and equipment of $73.

Cash Flow from Financing Activities

During the nine months ended April 30, 2021, and 2020, financing activities did not provide nor use any net cash.

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2021, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was effective as of July 31, 2020. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On November 12, 2018, MIG Mobile Tech Berhad, a subsidiary of the Company, filed a claim against Digiland Private Limited (“Digiland”) for breach of contract and misrepresentation arising from, among other things, Digiland’s failure to perform under its supplier contract with the Company. In its suit, MIG Mobile Tech Berhad is seeking a return of funds previously paid to Digiland in the amount of SGD$800,000 Singaporean Dollars (approximately US $584,000) together with a claim for damages to be assessed by the Singapore Court. Within the same suit, Digiland has filed a counterclaim against MIG Mobile Tech Berhad for the balance of the payment due to it under contract in the sum of SGD$800,000, together with a claim for damages to be assessed by the Singapore Court.

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

a)       The Judgment Sum of SGD$800,000

b)       Interest on the Judgment Sum at 5.33% per annum from 29th November 2018 to the date of payment; and

c)       Legal costs of the action to be taxed if not agreed.

Interest on the Judgment Sum calculated up to February 16, 2021 is SGD$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of SGD$79,616.88. The total liabilities are estimated to be at SGD$974,124.26 and was accrued in the financial statement for the period ended April 30, 2021.

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

Date: June 16, 2021

