Form 10-K/A
period 2020-07-31
WECONNECT Tech International, Inc.
filed 2021-08-25
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

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

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 2020, computed by reference to the price at which our common shares was sold on that date: US$0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 21, 2021
Common Stock, US$.001 par value per share	593,610,070 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of WeConnect Tech International, Inc. on Form 10-K for the fiscal year ended July 31, 2020 (the “Form 10-KA”), as filed with the Securities and Exchange Commission on June 7, 2021, and is being filed solely amend and restate the Report of the Olayinka Oyebola & Co., our Independent Registered Public Accounting Firm for the year ended July 31, 2020, and to include the Report of Total Asia Associates PLT, our Independent Registered Public Accounting Firm for the year ended July 31, 2019, included in Item 8. Financial Statements and Supplementary Data of the Form 10-K. Except as set forth above, no other changes to Item 8. Financial Statements and Supplementary Data were made.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32.1 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

2

ITEM 8.   Financial Statements and Supplementary Data.

WECONNECT TECH INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of WeConnect Tech International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WeConnect Tech International Inc (the "Company") as of July 31, 2020, the related consolidated statements of operations, changes in shareholders' equity and cash flows, for the year ended July 31, 2020, and the related notes collectively referred to as the "financial statements. The financial statement of WeConnect Tech International Inc. As of July 31, 2019 were audited by other auditors whose report dated October 21, 2019 expressed an unqualify opinion on those statement.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year ended July 31, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 5 to the financial statement, the Company has continuously incurred a net operating loss of $1,103,166 for the year ended July 31, 2020, and an accumulated deficit of $7,638,503 at July 31, 2020. The continuation of the Company as a going concern through July 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Our procedures include the followings

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

July 28th, 2021.

Lagos Nigeria

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak 50400, Kuala Lumpur Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of WECONNECT Tech International Inc.

1st Floor, Block A, Axis Business Campus

No. 13A & 13B, Jalan 225, Section 51A

46100 Petaling Jaya, Selangor

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WECONNECT Tech International Inc. (“the Company”) as of July 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years ended July 31, 2019 and 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flow for each of the two years ended July 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Selangor, Malaysia.

Oct 24, 2019

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019

ASSETS
Current Assets:
Cash	$544	$3,343
Accounts Receivable	–	11,957
Employee Advances	–	54,050
Amount due from Related Party	–	829

Total Current Assets	544	70,179

Property and Equipment, net	–	88,649

Total Assets	544	158,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$83,458	$75,777
Other Payable and Accrued Liabilities	933,410	199,086
Amount due to Related Party	1,236,274	1,071,620
Current tax liabilities	21,194	21,211
Total Current Liabilities	2,274,336	1,367,694

Deferred tax	9,143	9,449
Total Liabilities	2,283,479	1,377,143

Shareholders’ Equity:
Common Stock 593,610,070 shares issued and outstanding As of July 31, 2020 and 2019 respectively	593,610	593,610
Additional paid-up share capital	4,958,781	4,958,781
Accumulated loss	(7,638,503)	(6,535,337)
Other comprehensive loss	(196,823)	(235,369)
Total Owners’ Equity	(2,282,935)	(1,218,315)
Total Liabilities and Owners ‘Equity	$544	$158,828

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2020	2019
Revenue	$65,690	$111,045
Cost of Revenue	–	10,394
Gross Margin	65,690	100,651

Other Income	10,794	545

General and Administrative Expense	(1,179,650)	(1,587,572)
Loss before tax	(1,103,166)	(1,486,376)

Taxation	–	–
Net Loss	(1,103,166)	(1,486,376)
Other Comprehensive Loss:
Translation adjustment	38,546	(6,908)
	(1,064,620)	(6,908)

Comprehensive Loss	$(1,064,620)	$(1,493,284)

Income per share	$0.0	$0.0
Weighted average shares outstanding	593,610,070	593,610,070

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, August 1, 2018	593,610,070	$593,610	$4,958,781	$(228,461)	$(5,048,961)	$274,969
Net Loss for the year	–	–	–	–	(1,486,376)	(1,486,376)
Translation Adjustment	–	–	–	(6,908)	–	(6,908)
Balance, July 31, 2019	593,610,070	593,610	4,958,781	(235,369)	(6,535,337)	(1,218,315)
Net loss for the year	–	–	–	–	(1,103,166)	(1,103,166)
Translation Adjustment	–	–	–	38,546	–	38,546
Balance, July 31, 2020	593,610,070	$593,610	$4,958,781	$(196,823)	$(7,638,503)	$(2,282,935)

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(1,103,166)	$(1,486,376)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	16,687	26,918
Impairment of deposit	–	694,959
Inventory written off	–	3,231
Plant & Equipment written off	68,247	(503)
Gain on Disposal of Asset	(26)	–
Foreign translation reserve	7,092	(10)
Operation loss	(1,011,166)	(761,781)
Changes in operating assets and liabilities
Account receivables	11,696	(11,767)
Other receivables, deposit, and prepayments	52,869	(13,693)
Amount due to directors	–	(51,017)
Due to related party	200,110	789,499
Account payable	9,258	74,236
Other payables and accrued liabilities	734,308	(37,648)
Net cash provided by operations	(2,925)	(12,171)

Cash Flows from Investing Activities:
Purchase of property and equipment		(496)
Proceed from disposal of property and equipment	126	2,084
Funds placed in escrow	–	–
Net cash used in investing activities	126	(1,588)

Cash Flows from Financing Activities:
Proceeds from issuance of share capital	–	–
Payment on loan payable	–	–
Net cash provided by financing activities	–	–

Foreign currency translation adjustment	–	(233)

Net increase (decrease) in cash	(2,799)	(10,816)
Cash at Beginning of Year	3,343	14,159
Cash at End of Year	$544	$3,343

Supplemental Disclosure of non-cash activity:
Interest paid	$–	$–
Taxes paid	$–	$–

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

Details of the Company’s subsidiary:

No.	Company Name	Place and date of Incorporation	Particulars of issued capital	Principal activities
1	MIG Mobile Tech Bhd	Malaysia Oct 1, 2015	50,000,000 ordinary shares	E-commerce, online to offline Marketplace and payment ceo-system

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

Inventories

Inventories are valued at the lower of cost or net realizable value. In general cost is determined by applying either the first in first out (FIFO) or percentages mark-up to the selling price valuations for the inventory item. Net realizable value is the estimated selling price in the ordinary course of business, less selling expenses. Allowances is made for obsolete, slow moving and defective inventories. All of the Company’s inventories consists of merchandise held for sale

Net income (loss) per common share

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

During the year ended July 31, 2019, the Company disposed of $126 of Computer and $26 gain on disposal was recognized in other income

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

As of July 31, 2020 and 2019 we recognized a total of $18,026 and $43,083 respectively for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

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

On November 5, 2020, the Singapore Court awarded a judgment in favor of Digiland, and as a result, MIG Mobile Tech Berhad was ordered to pay: -

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

WECONNECT TECH INTERNATIONAL, INC.
(Registrant)

By:	/s/Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Dated:	August 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shiong Han Wee	Chief Executive Officer, Chief Financial Officer and Director
Shiong Han Wee	(Principal Executive Officer and Principal Financial Officer)	August 25, 2021

/s/ Kwueh Lin Wong* Kwueh Lin Wong	Secretary and Director	August 25, 2021

/s/ Pui Hold Ho* Pui Hold Ho	Director	August 25, 2021

/s/ Mun Wai Wong* Mun Wai Wong	Director	August 25, 2021

Representing all of the members of the Board of Directors.

* By	/s/ Shiong Han Wee
Shiong Han Wee
Attorney-in-Fact

15