Form 10-K
period 2021-07-31
WECONNECT Tech International, Inc.
filed 2021-10-26
CIK 1409175

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52879

WECONNECT TECH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	39-2060052
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25, Jln Puteri 7/15, Bandar Puteri, 47100 Puchong, Selangor, Malaysia.	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: + 60 17 380 2755

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, US$.001 par value	WECT	N/a

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2020, computed by reference to the price at which our common shares was sold on that date: US$0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 21, 2021
Common Stock, US$.001 par value per share	593,610,070 shares

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

 Effective July 16, 2020, Mr. Chow Wing Loke resigned from his position as our chief financial officer. Mr Shiong Han Wee was appointed as the interim chief financial officer effective July 16, 2020 to fill the vacancy created by such resignation.

On June 20, 2021, the Corporation and Ng Chee Chun, an individual (“Purchaser”) entered into that certain Share Sale Agreement pursuant to which the Corporation sold to the Purchaser all shares of MMT held by the Corporation in consideration of Malaysia Ringgit One Thousand. The sale consummated and was registered with the Malaysian Government pursuant to Section 51 of the Companies Act 2016 on August 24, 2021. As a result, MMT is no longer a subsidiary of the Corporation.

On September 27, 2021, the Corporation, certain sellers of shares of our common stock, including our sole executive officer and director Shiong Han Wee (collectively, the “Sellers”), and Moto America, Inc.(the “Buyer”) entered into a Sale and Purchase Agreement dated September 24, 2021, pursuant to which the Buyer agreed to purchase from the Sellers an aggregate of 436,482,690 shares of common stock of the Company (the “Common Shares”) and 10,000,000 shares of Series A Preferred Convertible Stock (the “Preferred Shares”). The Preferred Stock will be issued to Shiong Han Wee as payment in full of all amounts owed by the Company to Mr. Wee. The sale of the Common Shares and the Preferred Shares is expected to consummate in the near future. The securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

In connection with the sale of such securities, all of the executive officers and directors of the Corporation will resign from their positions with the Corporation and the following individuals will be appointed to serve in the capacities set forth next to their names as described below:

Name	Position
Vance Harrison	Chief Executive Officer, President and Director
Terina Liddiard	Chief Financial Officer, Secretary and Director
Taylor Brody	Chief Marketing Officer and Director

The resignations were not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices. All executive officers and directors will also forgive and waive all liabilities due to them from us in connection with such change in control.

Major Customers

During the twelve months ended July 31, 2021, the Company did not generate any revenue and has no trade receivables.

Major Vendors

During the twelve months ended July 31, 2021, no vendors accounted for 10% or more of our total operating costs.

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

Interest on the Judgment Sum calculated up to February 16, 2021 is S$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of S$79,616.88. The total liabilities are estimated to be at S$974,124.26 and was accrued in the financial statement for the period ended July 31, 2020 and 2021.

On June 20, 2021, the Corporation and Ng Chee Chun, an individual (“Purchaser”) entered into that certain Share Sale Agreement pursuant to which the Corporation sold to the Purchaser all shares of MMT held by the Corporation in consideration of Malaysia Ringgit One Thousand. The sale consummated and was registered with the Malaysian Government pursuant to Section 51 of the Companies Act 2016 on August 24, 2021. As a result, MMT is no longer a subsidiary of the Corporation, and the liabilities associated with the foregoing judgment will no longer be accrued on our financial statements on a going forward basis.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “WECT”. As of October 20, 2021, the last closing price of our securities was $0.061, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Pink. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended July 31, 2021
First Quarter	$0.043	$0.033
Second Quarter	$0.004	$0.010
Third Quarter	$0.003	$0.011
Fourth Quarter	$0.250	$0.011

Fiscal year ended July 31, 2020
First Quarter	$0.240	$0.075
Second Quarter	$0.100	$0.005
Third Quarter	$0.050	$0.050
Fourth Quarter	$0.050	$0.043

(b)  Approximate Number of Holders of Common Stock

As of October 21, 2021, there were approximately 363 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended July 31, 2021, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 10-K: None.

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

Overview

We were an IT-solutions provider that provided a multi-dimensional e-commerce platform to facilitate shopping, business, trade and integrates online & office transactions in a single application. Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations through our wholly owned subsidiary, MIG Mobile Tech (MMT). During the fiscal years ended July 31, 2020, and 2019, we generated comprehensive losses of 1,064,620 and $1,493,284, respectively.

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

On June 20, 2021, the Corporation and Ng Chee Chun, an individual (“Purchaser”) entered into that certain Share Sale Agreement pursuant to which the Corporation sold to the Purchaser all shares of MMT held by the Corporation in consideration of Malaysia Ringgit One Thousand. The sale consummated and was registered with the Malaysian Government pursuant to Section 51 of the Companies Act 2016 on August 24, 2021. As a result, MMT is no longer a subsidiary of the Corporation.

On September 27, 2021, the Corporation, certain sellers of shares of our common stock, including our sole executive officer and director Shiong Han Wee (collectively, the “Sellers”), and Moto America, Inc.(the “Buyer”) entered into a Sale and Purchase Agreement dated September 24, 2021, pursuant to which the Buyer agreed to purchase from the Sellers an aggregate of 436,482,690 shares of common stock of the Company (the “Common Shares”) and 10,000,000 shares of Series A Preferred Convertible Stock (the “Preferred Shares”). The Preferred Stock will be issued to Shiong Han Wee as payment in full of all amounts owed by the Company to Mr. Wee. The sale of the Common Shares and the Preferred Shares is expected to consummate in the near future. The securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

In connection with the sale of such securities, all of the executive officers and directors of the Corporation will resign from their positions with the Corporation and the following individuals will be appointed to serve in the capacities set forth next to their names as described below:

Name	Position
Vance Harrison	Chief Executive Officer, President and Director
Terina Liddiard	Chief Financial Officer, Secretary and Director
Taylor Brody	Chief Marketing Officer and Director

All executive officers and directors will also forgive or waive all liabilities due to them from us in connection with such change in control.

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

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of July 31, 2021, the Company had working capital deficit of $(2,321,872) and has incurred losses since its inception resulting in an accumulated deficit of $(7,667,225). Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations.

Comparison of the years ended July 31, 2021 and 2020

The following table sets forth certain operational data for the years ended July 31, 2021, and 2020:

	For the Years Ended July 31,
	2021	2020
Revenue	$–	$65,690
Cost of revenue	–	–
Gross Margin	–	65,690

Other Income	(1,523)	10,794

General and administrative expense	(27,199)	(1,179,650)
Loss before tax	(28,722)	(1,103,166)

Taxation	–	–
Loss after tax	(28,722)	(1,103,166)

Translation adjustment	(19,451)	38,546

Net Loss	$(48,173)	$(1,064,620)

Net Revenue. We generated revenues of $Nil and $65,690 during the fiscal year ended July 31, 2021 and 2020, respectively. Our revenues are generally derived from the provision of IT service fees. The zero net revenues in FY 2021 is attributable to the cessation of all operations.

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

Gross Margin. We generated a gross margin of $Nil and $65,690 for the fiscal years ended July 31, 2021, and 2020, respectively. The zero gross margin was attributable to the cessation of all operations.

Operating Expenses. During the fiscal year ended July 31, 2021, and 2020, we incurred operating and administrative expenses of $27,199 and $1,179,650 respectively. The decrease in operating and administrative expenses is attributable to the provision of contingent liability and the shutdown cost incurred in the fiscal year 2020.

During the twelve months ended July 31, 2021 and 2020, no vendors accounted for 10% or more of our total operating costs.

Income Tax Expense. There is no income tax expense recorded for the fiscal year ended July 31, 2021 and 2020.

Net Loss. We recorded a net loss of $48,173 and $1,064,620 for the fiscal years ended July 31, 2021, and 2020, respectively. The decrease in net loss is due to the provision of contingent liability and the shutdown cost incurred in the fiscal year 2020.

Liquidity and Capital Resources

As of July 31, 2021, we had current assets of $542 and current liabilities of $2,322,414. Our current assets consisted of $542 of cash and cash equivalent. Our current liabilities consisted $85,956 of trade payables, $967,189 of other payables and accruals, $1,248,070 of amount due to related parties and $21,199 of tax provision.

As of July 31, 2020, we had current assets of $544 and current liabilities of $2,274,336. Our current assets consisted of $544 of cash and cash equivalent. Our current liabilities consisted $83,458 of trade payables, $933,410 of other payables and accruals, $1,236,274 of amount due to related parties and $21,194 of tax provision.

Stockholders’ equity decreased from a deficit of $2,282,935 as of July 31, 2020, to a deficit of $2,331,108.

Net Cash Used In Operating Activities

Net cash used in operating activities was $(2) for the year ended July 31, 2021, and consisted primarily of net loss of $28,722, a decrease in foreign translation reserve of $(19,451), a decrease in amount due to directors of $11,796, an increase in other payables and accrued liabilities of $33,877, amount due to related parties of $11,796 and account payables of $2,498.

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

Net Cash Used In Investing Activities

There is no net cash used in investing activities for fiscal year ended July 31, 2021.

Net cash used in investing activities for the fiscal year ended July 31, 2020 was $126, consisting of proceeds from the disposal of property and equipment.

Net Cash Generated From Financing Activities

There is no net cash generated from financing activities for the fiscal years ended July 31, 2021, and 2020.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms. At this moment, we do not have enough cash and other sources of liquidity to support operations for the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the Years Ended July 31,
	2021	2020
Year-end MYR: US$1 exchange rate	4.2225	4.2657

Yearly average MYR: US$1 exchange rate	4.1205	4.2197

•	Recent accounting pronouncements

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WeConnect Tech International Inc (the "Company") as of July 31, 2021, the related consolidated statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended July 31, 2021, and the related notes collectively referred to as the "financial statements

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021, and the results of its operations and its cash flows for the year ended July 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 5 to the financial statement, the Company has continuously incurred a net operating loss of $28,722 for the year ended July 31, 2021, and an accumulated deficit of $7,667,225 at July 31, 2021. The continuation of the Company as a going concern through July 31, 2021, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matter.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since April 2021.

October 25th, 2021.

Lagos Nigeria

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	July 31, 2020

ASSETS
Current Assets:
Cash	$542	$544
Total Current Assets	542	544

Property and Equipment, net	–	–

Total Assets	$542	$544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$85,956	$83,458
Other Payable and Accrued Liabilities	967,189	933,410
Amount due to Related Party	1,248,070	1,236,274
Current tax liabilities	21,199	21,194
Total Current Liabilities	2,322,414	2,274,336

Deferred tax	9,236	9,143
Total Liabilities	2,331,650	2,283,479

Shareholders’ Equity:
Common Stock 593,610,070 shares issued and outstanding as of July 31, 2020 and 2019 respectively	593,610	593,610
Additional paid-up share capital	4,958,781	4,958,781
Accumulated loss	(7,667,225)	(7,638,503)
Other comprehensive loss	(216,274)	(196,823)
Total Owners’ Equity	(2,331,108)	(2,282,935)
Total Liabilities and Owners ‘Equity	$542	$544

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2021	2020
Revenue	$–	$65,690
Cost of Revenue	–	–
Gross Margin	–	65,690

Other Income / (Expense)	(1,523)	10,794

General and Administrative Expense	(27,199)	(1,179,650)
Loss before tax	(28,722)	(1,103,166)

Taxation	–	–
Net Loss	(28,722)	(1,103,166)
Other Comprehensive Loss:
Translation adjustment	19,451	38,546
	(48,173)	(1,064,620)

Comprehensive Loss	$(48,173)	$(1,064,620)

Income per share	$0.00	$0.00
Weighted average shares outstanding	593,610,070	593,610,070

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

July 31, 2021, and 2020

	Common Stock		Additional Paid in	Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, August 1, 2019	593,610,070	$593,610	$4,958,781	$(235,369)	$(6,535,337)	$(1,218,315)
Net Loss for the year	–	–	–	–	(1,103,166)	(1,103,166)
Translation Adjustment	–	–	–	38,546	–	38,546
Balance, July 31, 2020	593,610,070	593,610	4,958,781	(196,823)	(7,638,503)	(2,282,935)
Net loss for the year	–	–	–	–	(28,722)	(28,722)
Translation Adjustment	–	–	–	(19,451)	–	(19,451)
Balance, July 31, 2021	593,610,070	$593,610	$4,958,781	$(216,274)	$(7,667,225)	$(2,331,108)

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(28,722)	$(1,103,166)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	–	16,687
Impairment of deposit	–	–
Inventory written off	–	–
Plant & Equipment written off	–	68,247
Gain on Disposal of Asset	–	(26)
Foreign translation reserve	(19,451)	7,092
Operation loss	(48,173)	(1,011,166)
Changes in operating assets and liabilities
Account receivables	–	11,696
Other receivables, deposit, and prepayments	–	52,869
Amount due to directors	–	–
Due to related party	11,796	200,110
Account payable	2,498	9,258
Other payables and accrued liabilities	33,877	734,308
Net cash provided by operations	(2)	(2,925)

Cash Flows from Investing Activities:
Purchase of property and equipment
Proceed from disposal of property and equipment	–	126
Funds placed in escrow	–	–
Net cash used in investing activities	–	126

Cash Flows from Financing Activities:
Proceeds from issuance of share capital	–	–
Payment on loan payable	–	–
Net cash provided by financing activities	–	–

Foreign currency translation adjustment	–	–

Net increase (decrease) in cash	(2)	(2,799)
Cash at Beginning of Year	544	3,343
Cash at End of Year	$542	$544

Supplemental Disclosure of non-cash activity:
Interest paid	$–	$–
Taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

WECONNECT TECH INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

WECONNECT Tech International Inc. was incorporated under the laws of the State of Nevada on April 25, 2007. For purposes of financial statements presentation, WECONNECT Tech International Inc. and its subsidiary are herein referred to as “the Company” or “We”.

Our business office was located at 25, Jalan Puteri 7/15, Bandar Puteri, 47100 Puchong, Selangor, Malaysia.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	For the Years Ended July 31,
	2021	2020
Year-end MYR: US$1 exchange rate	4.2225	4.2657

Yearly average MYR: US$1 exchange rate	4.1205	4.2197

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	July 31, 2021	July 31, 2020
Computer Hardware	$34,064	$34,064
Computer Software	14,340	14,340
Furniture and Fittings	22,557	22,557
Office Equipment	13,178	13,178
Telecommunication	5,335	5,335
Renovation	54,317	54,317
Signboard	1,503	1,503
Security and alarm system	2,150	2,150
	147,444	147,444
Asset Written Off	(68,247)	(68,247
Disposal	(126)	(126
Less: accumulated depreciation	(79,071)	(79,071)
Property and equipment, net	$–	$–

Depreciation expense

Depreciation expense for the years ended July 31, 2021 and 2020 was $0 and $0, respectively.

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

The table below show the breakdown of revenue generated from related party during the period:

Related Party	July 31, 2019	July 31, 2020	July 31, 2021
East Cloud Sdn Bhd	$18,190	$16,470	$–
Creative Property Management	2,708	6,390	–
MIG 020 Berhad	19.360	–	–
MIG Network and Consultancy Sdn Bhd	16,053	15,042	–
Wpay International Bhd	8,948	–	–
MIG F&B Sdn Bhd	–	–	–
	$65,259	$37,902	$–

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd, MIG O2O Berhad and MIG Network & Consultancy Sdn Bhd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of July 31, 2021 and 2020, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $1,248,070 and $1,236,274, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2021 and 2020 we recognized a total of $Nil and $18,026 respectively for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

During the years ended July 31, 2021 and 2020, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company.

	2021	2020
Rental paid to	$–	$16,906
Legal fees paid to	–	6,700
Payroll outsourcing paid to	–	729

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of July 31, 2020, the Company suffered an accumulated deficit of $7,667,225 and continuously incurred a net operating loss of $28,722 for year ended July 31, 2021. The continuation of the Company as a going concern through July 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Interest on the Judgment Sum calculated up to February 16, 2021 is S$94,507.38. Digiland further claimed legal cost together with disbursement in the sum of S$79,616.88. The total liabilities is estimated to be at S$974,124.26 and was accrued in the financial statement for the period ended July 31, 2020. No further liabilities were accrued in the financial statement for the period ended July 31, 2021.

On June 20, 2021, we and Ng Chee Chun, an individual (“Purchaser”) entered into that certain Share Sale Agreement pursuant to which the Corporation sold to the Purchaser all shares of MIG Mobile Tech Bhd held by the Corporation in consideration of Malaysia Ringgit One Thousand. The sale consummated and was registered with the Malaysian Government pursuant to Section 51 of the Companies Act 2016 on August 24, 2021. As a result, MIG Mobile Tech Bhd is no longer a subsidiary of the Corporation, and the liabilities associated with the foregoing judgment will no longer be accrued on our financial statements on a going forward basis.

NOTE 7 – COMMITMENTS AND CONTINGENCIES.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made or discloses that an estimate cannot be made.

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, therefore, no contingencies were provided as at July 31, 2021.

NOTE 8 - SUBSEQUENT EVENTS

On June 20, 2021, the Corporation and Ng Chee Chun, an individual (“Purchaser”) entered into that certain Share Sale Agreement pursuant to which the Corporation sold to the Purchaser all shares of MMT held by the Corporation in consideration of Malaysia Ringgit One Thousand. The sale consummated and was registered with the Malaysian Government pursuant to Section 51 of the Companies Act 2016 on August 24, 2021. As a result, MMT is no longer a subsidiary of the Corporation in the next fiscal year ended July 31, 2022.

On September 27, 2021, the Corporation, certain sellers of shares of our common stock, including our sole executive officer and director Shiong Han Wee (collectively, the “Sellers”), and Moto America, Inc.(the “Buyer”) entered into a Sale and Purchase Agreement dated September 24, 2021, pursuant to which the Buyer agreed to purchase from the Sellers an aggregate of 436,482,690 shares of common stock of the Company (the “Common Shares”) and 10,000,000 shares of Series A Preferred Convertible Stock (the “Preferred Shares”). The Preferred Stock will be issued to Shiong Han Wee as payment in full of all amounts owed by the Company to Mr. Wee. The securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Upon closing of the Sale and Purchase Agreement, all of the executive officers and directors of the Corporation will resign from their positions with the Corporation and the following individuals will be appointed to serve in the capacities set forth next to their names as described below:

Name	Position
Vance Harrison	Chief Executive Officer, President and Director
Terina Liddiard	Chief Financial Officer, Secretary and Director
Taylor Brody	Chief Marketing Officer and Director

All executive officers and directors will also forgive and waive all liabilities due to them from us in connection with such change in control.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2021, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Shiong Han Wee	45	Chief Executive Officer, Chief Financial Officer, Director
Kwueh Lin Wong	45	Secretary and Director
Pui Hold Ho	40	Director
Mun Wai Wong	65	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Shiong Han Wee, age 45, has served as our Chief Executive Officer and director since August 29, 2017. He has over 15 years of experience as a business consultant and coacher to the Malaysia business community. Since 2011, Mr. Wee has served as the founder, Chief Executive Officer and director of the MIG Group, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2007 to 2009, Mr. Wee served as a director of Future Focus Academic Sdn. Bhd., an education company. Mr. Wee received his undergraduate degree in Business Management from the University of Bolton in the United Kingdom in 2002 and his “A Levels” designation from the SEGI College in Kuala Lumpur, Malaysia in 1998.

Mr. Wee is the 2015 recipient of the Malaysia Young Entrepreneur Award. He also received the Singapore Prominent Brand Award in 2015 in connection with his work with MIG Network International Pte. Ltd (Singapore). Mr. Wee brings to our Board his business experience in the internet and mobile industries.

Kwueh Lin Wong, age 45, has served as our Secretary and director since August 29, 2017. From August 29, 2017, to June 1, 2018, Mr. Wong also served as our Chief Financial Officer. Mr. Wong has over 10 years of experience as an IT consultant and business consultant. Since 2011, Mr. Wong has served as the founder and director of the MIG Group, which are engaged in a diversified range of businesses such as real estate, mobile technology, food and beverage and education. From 2008 to 2014, Mr. Wong was a consultant for Pusat Tiusyen Makmur Maju, an education company. From 2007 to 2009, he served as a director of Future Focus Academic Sdn. Bhd., an education company. From 2004 to 2007, he served as the Marketing Manager of All IT Marketing Sdn. Bhd. Mr. Wong received his Degree in Engineering from Computer Multimedia University in Selangor, Malaysia in 2005. He received an Advanced Diploma in Computer Engineering in 2000 and a Diploma in Computer Engineering in 1998 from Informatics College in Kuala Lumpur, Malaysia. Mr. Wong brings to our Board his deep experience in computer engineering and internet and mobile industries.

Pui Hold Ho, age 40, was appointed to our board of directors on September 22, 2017. He is an accountant by profession, a fellow member of the Association of Chartered Certified Accountants (ACCA), United Kingdom, a member of the Malaysian Institute of Accountants (MIA) and also a member of Asean Chartered Professional Accountants (ACPA). Mr. Ho has years of professional experience in auditing, banking and corporate finance. He started his career in 2004 by joining a Singapore advisory firm as IPO consultant where he participated in a few successful listings of companies in SGX. He then joined Ernst & Young as Senior Audit Associate until 2009 before he left to join AmBank (M) Berhad – Corporate & Institutional Banking. In the bank, he was responsible in client credit evaluation and marketing of the Bank’s products mainly in debt capital market, offshore loan syndication, corporate finance advisory & treasury products. To further advance his career, he took up the chief financial officer position in a foreign company listed on Bursa Malaysia Securities Berhad until 2013. He now sits on the board of the following companies listed on Main Market of Bursa Malaysia Securities Berhad: HB Global Limited, a food processing company specializing in the production of Ready-to-Serve foods; Malaysia Pacific Corporation Berhad, a property development and investment corporation; Milux Corporation Berhad, a manufacturer of gas appliances, water heaters and gas regulators and distributors of gas and electrical home appliances; Multi-Usage Holdings Berhad, an investment holding and management services company; and Permaju Industries Berhad, a motor vehicles trader and provision of its related services, properties development and timber plantation. Mr. Ho brings to our Board his financial and accounting experience as well as public company governance expertise.

Mun Wai Wong, age 65, has over 30 years of experience in accounting and finance. Mr. Wong founded WMW Management Services in 2007 and is its Chief Executive Officer. Prior to that time, he was the Chief Operating Officer of Hai Ming Holding Berhad. Mr. Wong has served as a director of Comintel Corporation Berhad (COMCORP:KLSE) since October 2010 and a director of PanPages Berhad (PANPAGE:KLSE) since May 2012. Mr. Wong is a Chartered Accountant from the Malaysia Institute of Accountants, a Fellow of the Chartered Certified Accountants, and a member of the Institute of Chartered Secretaries and Administrators. Mr. Wong received his professional qualification in 1984 from Tuanku Abdul Rahman College in Malaysia. Mr. Wong brings to our Board his deep experience in the accounting and finance matters.

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

Board Committees

Effective September 22, 2017, we formed an Audit Committee. As a result of the change in control, there are currently no directors serving on the audit committee. We hope to appoint directors to serve on the audit committee after we acquire an operating business. A copy of the charter for our Audit Committee is filed as Exhibit 99.1.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year End July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Shiong Han Wee (1) Chief Executive Officer	2021 2020	$0 $21,328	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $21,328

(1)	Mr. Shiong Han Wee was appointed to serve as our Chief Executive Officer and director on August 29, 2017. He expects to resign upon the consummation of the change in control.

Narrative disclosure to Summary Compensation Table

Each of Messrs. Shiong Han Wee, Kwueh Lin Wong were parties to an employment agreement with MIG Mobile Tech Berhad, our subsidiary, or the Employment Agreements, as of the dates and for the annual salary set forth below:

Name	Position	Annual Salary	Effective Date
Shiong Han Wee	Chief Executive Officer	MYR 120,000	April 1, 2016
Kwueh Lin Wong	Chief Operations Officer	MYR 120,000	April 1, 2016

On August 24, 2021, MMT was sold to a third party and is no longer a subsidiary of the Company.

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

Director Compensation Table

During our fiscal year ended July 31, 2021, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended July 31, 2021, we accrued the fee for each of our non-employee directors as follows:

Name	Fees earned or paid in cash* ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Pui Hold Ho (1)	$9,000	–	–	–	–	–	$9,000

Mun Wai Wong (2)	$4,500	–	–	–	–	–	$4,500

(1)	Mr. Ho was appointed to serve as a director of the Company on September 22, 2017. No fees were paid to Mr. Ho up to July 31, 2018. We began to accrue fees of USD1,000 per month for Mr. Ho from May 2018 onwards until April 2021. In connection with the change in control that is expected to consummate in the near future, Mr. Ho will forgive all fees due to him from the Company.

(2)	Mr. Wong was appointed to serve as a director on June 1, 2018. No fees were paid to Mr. Wong up to July 31, 2018. We started to accrue fees of USD500 per month for Mr. Wong from June 2018 onwards until April 2021. In connection with the change in control that is expected to consummate in the near future, Mr. Wong will forgive all fees due to him from the Company.

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

During the fiscal year ended July 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

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

Kwueh Lin Wong

Pui Hold Ho

Mun Wai Wong

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 21, 2021 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Shiong Han Wee (1)	82,089,140	13.8%
Kwueh Lin Wong (1)	79,393,540	13.4%
All executive officers and directors as a group (five persons)	161,482,680	27.2%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 21, 2021. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 21, 2021is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Applicable percentage ownership is based on 593,610,070 shares of common stock outstanding as of October 21, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of October 21, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise noted, the business address of each beneficial owner listed is 25, Jalan Puteri 7/15, Bandar Puteri, 47100 Puchong, Selangor, Malaysia.. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company, in the regular conduct of business, has entered transaction with related parties in the form of cash or expenses paid on behalf of the related party and rendering of services. All advances are unsecured, due on demand and non-interest bearing

The table below show the breakdown of revenue generated from related party during the years ended July 31, 2021 and 2020:

Related Party	July 31, 2020	% of Revenues	July 31, 2021	% of Revenues
East Cloud Sdn Bhd	$16,470	25%	$–	–
Creative Property Management	6,390	10%	–	–
MIG Network and Consultancy Sdn Bhd	15,042	23%	–	–
TOTAL	$37,902		$–	–

East Cloud Sdn Bhd, Creative Property Management Sdn Bhd, and MIG Network & Consultancy Sdn Bhd are owned by our executive officers and directors, Shiong Han Wee and Kwueh Lin Wong. Messrs. Wee and Wong also serve as directors of these companies.

As of July 31, 2021 and 2020, the Company was indebted to MIG Network & Consultancy Sdn Bhd, our related company, in the amount of $1,248,070 and $1,236,274, respectively, for advances and expenses incurred on behalf of the Company. The amounts are included in due to related parties and are non-interest bearing, unsecured, and due on demand.

As of July 31, 2021 and 2020, we recognized a total of $Nil and $18,026, respectively, for manpower charge back to MIG O2O Berhad, our related company, which have been included in the statements of operations and comprehensive (loss) income.

During the years ended July 31, 2021 and 2020, we recognized the following transactions with MIG Network & Consultancy Sdn Bhd, our related company:

	As at July 31,
	2021	2020

Rental paid to	$–	$16,906
Legal fees paid to	–	6,700
Payroll outsourcing paid to	–	729

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

	Years ended July 31,
	2021		2020

Audit fees (1)	US$	11,000	US$	4,000

Audit related fees (2)		–		–

Tax fees		–		–

All other fees (3)		–		–

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.3	Bylaws.(2)
4.1	Form of Common Stock Certificate (3)
4.2	Description of Securities (4)
14	Code of Ethics (5)
24	Power of Attorney*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(6)
99.2	Pre-Approval Procedures. (6)
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

Notes:
(1)	Incorporated by reference from Exhibit 1 of our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 18, 2017.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(3)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2018.
(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2019.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2008.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

*Filed Herewith.

** To be filed by amendment

ITEM 16.  form 10-k summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.
(Registrant)

By:	/s/Shiong Han Wee
Shiong Han Wee
Chief Executive Officer

Dated:	October 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

s/ Shiong Han Wee	Chief Executive Officer, Chief Financial Officer and Director
Shiong Han Wee	(Principal Executive Officer and Principal Financial Officer)	October 26, 2021

/s/ Kwueh Lin Wong* Kwueh Lin Wong	Secretary and Director	October 26, 2021

/s/ Pui Hold Ho* Pui Hold Ho	Director	October 26, 2021

Representing all of the members of the Board of Directors.

* By	/s/ Shiong Han Wee
Shiong Han Wee
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

