Form 10-K/A
period 2021-07-31
WECONNECT Tech International, Inc.
filed 2021-10-29
CIK 1409175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

FORM 10-K/A

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52879

WECONNECT TECH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	39-2060052
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

510 South 200 West, Suite 110 Salt Lake City, Utah 84101	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 801-355-0200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, US$.001 par value	WECT	N/a

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on October 26, 2021.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(3)	Exhibits

Exhibit
Number	Description of Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.
(Registrant)

By:	/s/ Vance Harrison
Vance Harrison
Chief Executive Officer and President

Dated:	October 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vance Harrison	Chief Executive Officer, President and Director
Vance Harrison	(Principal Executive Officer and Principal Financial Officer)	October 29, 2021

/s/ Terina Liddiard Terina Liddiard	Chief Financial Officer, Secretary and Director	October 29, 2021

/s/ Taylor Brody Taylor Brody	Chief Marketing Officer and Director	October 29, 2021

25