Form 10-Q
period 2021-10-31
Motos America, Inc.
filed 2021-12-15
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52879

MOTOS AMERICA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	39-2060052
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

510 South 200 West, Suite 110

Salt Lake City, Utah 84101
+ 801 386 6700

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

As of December 14, 2021, the issuer had outstanding 593,610,070 shares of common stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

MOTOS AMERICA, INC. (formerly known as Weconnect Tech International, Inc.) BALANCE SHEETS (Unaudited)
	October 31, 2021 Unaudited	July 31, 2021 Audited

ASSETS
Current Assets:
Cash	$539	$542
Total Current Assets	539	542

Property and Equipment, net	–	–

Total Assets	$539	$542

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$–	$85,956
Other Payable and Accrued Liabilities	7,750	967,189
Amount due to Related Party	–	1,248,070
Current tax liabilities	–	21,199
Total Current Liabilities	7,750	2,322,414

Deferred tax	–	9,236
Total Liabilities	7,750	2,331,650

Shareholders’ Equity:
Preferred Stock 10,000,000 shares issued at $0.001	10,000	–
Common Stock 593,610,070 shares issued and outstanding As of October 31, 2021 and July 31, 2021 respectively	593,610	593,610
Additional paid-up share capital	25,712,085	4,958,781
Accumulated loss	(26,322,906)	(7,667,225)
Other comprehensive loss	–	(216,274)
Total Owners’ Equity	(7,210)	(2,331,108)
Total Liabilities and Owners ‘Equity	$539	$542

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA, INC.

(formerly known as WECONNECT TECH INTERNATIONAL, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2021	2020
Revenue	$–	$–
Cost of Revenue	–	–
Gross Margin	–	–

Operating Expense:

General and Administrative Expense	(7,750)	(7,226)
Total Operating Expense	(7,750)	(7,226)

Net Income / (Loss) from Operation	(7,750)	(7,226)

Other Income /(Expense)
Debt Forgiveness	36,000	–
Loss on sales of subsidiary	(24,915,265)	–
Other Expenses	–	(6,369)
Total Other Income /(Expense)	(24,879,265)	(6,369)
Net Loss	(24,887,015)	(13,595)
Other Comprehensive Loss:
Translation adjustment	–	(50,945)
Total Other Comprehensive Loss	–	(50,945)

Comprehensive Loss	$(24,887,015)	$(64,540)

Income per share	$0.0	$0.0
Weighted average shares outstanding	603,610,070	603,610,070

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA, INC.

(formerly known as Weconnect Tech International, Inc.)

STATEMENT OF SHAREHOLDERS’ EQUITY

July 31, 2021, and October 31, 2021

	Common Stock			Preferred Stock	Additional Paid-In		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, July 31, 2020	593,610,070	$593,610	–	$–	$4,958,781	$(7,638,503)	$(196,823)	$(2,282,935)
Net loss for the year	–	–	–	–	–	(28,722)	–	(28,722)
Translation Adjustment	–	–	–	–	–	–	(19,451)	(19,451)
Balance, July 31, 2021	593,610,070	593,610	–	–	4,958,781	(7,667,225)	(216,274)	(2,331,108)
Net loss for the period	–	–	–	–	–	(24,887,015)		(24,887,015)
Other comprehensive loss			–	–	–		216,274	216,274
Preferred Stock Issued	–	–	10,000,000	10,000	–	–	–	10,000
Additional Paid in capital					20,753,304			20,753,304
Adjustment to reserve	–	–	–	–	–	6,231,334	–	6,231,334
Balance, October 31, 2021	593,610,070	$593,610	10,000,000	$10,000	$25,712,085	$(26,322,906)	$–	$(7,210)

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA, INC.

(formerly known as Weconnect Tech International, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(24,887,015)	$(28,722)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	–	–
Adjustment to reserve	6,231,334	–
Deferred Tax	(9,236)	–
Foreign translation reserve	216,274	(19,451)
Operation loss	(18,448,643)	(48,173)
Changes in operating assets and liabilities
Account receivables	–	–
Other receivables, deposit, and prepayments	–	–
Taxation	(21,199)	–
Due to related party	(1,248,070)	11,796
Account payable	(85,956)	2,498
Other payables and accrued liabilities	(959,439)	33,877
Net cash provided by operations	(20,763,307)	(2)

Cash Flows from Investing Activities:
Funds placed in escrow	–	–
Net cash used in investing activities	–	–

Cash Flows from Financing Activities:
Additional Paid in capital	20,753,304	–
Preferred Stock	10,000	–
Net cash provided by financing activities	20,763,304	–

Net increase (decrease) in cash	(3)	(2)
Cash at Beginning of Year	542	544
Cash at End of Year	$539	$542

Supplemental Disclosure of non-cash activity:
Interest paid	$–	$–
Taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA, INC.

(formerly known as Weconnect Tech International, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Motos America, Inc formerly known as WECONNECT Tech International Inc. was incorporated under the laws of the State of Nevada on April 25, 2007. For purposes of financial statements presentation, of Motos America, Inc.

Our business office is located at 510 South 200 West, Suite 110 Salt Lake City, Utah 84101.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended October 31, 2021 and 2020.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of October 31, 2021, the Company suffered an accumulated deficit of $(26,322,906) and continuously incurred a net operating loss of $(24,887,015) for the period ended October 31, 2021. The continuation of the Company as a going concern through October 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than.

On November 18, 2021, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Nevada, changing the name of the Company to MOTOS AMERICA INC. The Amended articles further memorialized a one share for 300 reverse share split of the common and preferred shares outstanding to be effective on December 1, 2021. These actions have yet to be approved by FINRA

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were an IT-solutions provider that provided a multi-dimensional e-commerce platform to facilitate shopping, business, trade and integrates online & office transactions in a single application through our operating subsidiary MIG Mobile Tech Sdb. Bhd. (“MMT”) . Prior to June 2019, we developed and operated a mobile platform designed to consolidate users’ cash and connect merchants to consumers by offering a cashless form of transaction, in-app shopping and a user rewards system. On June 2019, we ceased the operation of the platform but continue to maintain our IT solution business operations. For the three months ended October 30, 2021, and 2020, we generated comprehensive losses of $24,887,015 and $64,540, respectively.

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

On November 18, 2021, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Nevada, changing the name of the Company to MOTOS AMERICA INC. The Amended articles further memorialized a one share for 300 reverse share split of the common and preferred shares outstanding to be effective on December 1, 2021. These actions have yet to be approved by FINRA.

On November 21, 2021, the Company began the process of qualifying with BMW Motorrad North America, Triumph Motorcycles North America, and Ducati North America (“Brands” or “Brand Owners”) for the acquisition of three motorsports dealerships in Oregon, USA, and one motorsport dealership in Tennessee, USA. Each of these motorsports dealerships sells and service these three motorcycle Brands.  The Company must be qualified as a buyer before entering into binding contracts to acquire any of these dealerships. The Company has received indications of interest from the ownership of these four dealerships that lead the Company to believe that they might be able to reach terms acceptable to both parties whereby the Company may become the owner of such dealerships, provided that the Company is qualified by the Brand Owners, and provided that the Company has sufficient funding to accomplish these acquisitions.

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

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of October 31, 2021, the Company had working capital deficit of $7,210 and has incurred losses since its inception resulting in an accumulated deficit of $26,322,906. Further losses are anticipated, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company finding an acquisition partner in the future and/or to obtain the necessary financing to meet its obligations. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

Results of Operations

The following table provides selected financial data about our company as of October 31, 2021 and 2020.

	For the Three Month Ended October 31,
	2021	2020
Revenue	$–	$–
Cost of Revenue	–	–
Gross Margin	–	–

Operating Expense:

General and Administrative Expense	(7,750)	(7,226)
Total Operating Expense	(7,750)	(7,226)

Net Income / (Loss) from Operation	(7,750)	(7,226)

Other Income /(Expense)
Debt Forgiveness	36,000	–
Loss on sales of subsidiary	(24,915,265)	–
Other Expenses	–	(6,369)
	(24,879,265)	(6,369)
Net Loss	(24,887,015)	(13,595)
Other Comprehensive Loss:
Translation adjustment	–	(50,945)
	–	(62,540)

Comprehensive Loss	$(24,887,015)	$(64,540)

Revenue. There were no revenue generated for the three months period ended October 31, 2021, and 2020.

Gross Profit. There were no gross profit generated for the three months period ended October 31, 2021, and 2020

General and Administrative Expenses. General and administrative expenses were $7,750 and $7,226 for the three months ended October 31, 2021, and 2020, respectively. The general and administrative expenses was primarily the professional fee incurred during the period.

Net Loss. We recorded a net loss of $24,887,015 and $13,595 for the three months ended October 31, 2021, and 2020, respectively. The substantial net loss incurred is primarily attributable to the loss from the disposal of subsidiary during the period.

Liquidity and Capital Resources

Working Capital

	October 31,2021	July 31, 2021
Current Assets	$539	$542
Current Liabilities	(7,750)	(2,322,414)
Working Capital Deficit	$(7,211)	$(2,321,872)

We had current assets of $539 consisting solely of cash and cash equivalents as of October 31, 2021. Our current liabilities of $7,750 consisted of other payables and accrued liabilities.

As of July 31, 2021, we had current assets of $542 and current liabilities of $2,322,414. Our current assets consisted solely of cash and cash equivalents. Our current liabilities consisted of $1,248,070 of amount due to related parties, $967,189 of other payables and accrued liabilities, $85,956 of accounts payable and $21,199 of current tax liabilities.

Cash Flows

	Three Months Ended	Three Months Ended
	October 31, 2021	October 31, 2020
Net Cash (Used in) / Provided by Operating Activities	$(20,763,307)	$(2)
Net Cash Provided by Investing Activities	$–	$–
Net Cash Provided by Financing Activities	$20,763,304	$–

Cash Flow from Operating Activities

During the three months ended October 31, 2021, net cash used in operating activities was $20,763,307 and consisted primarily of a net loss of $24,887,015 and reduction in taxation and deferred tax of $30,435, reduction in amount due to related party of $1,248,070, reduction is account payable of $85,956 and reduction of other payables and accrued liabilities of $959,439, offset by the adjustment to reserve of $6,231,334 and foreign translation reserve of $216,274.

Cash Flow from Investing Activities

During the three months ended October 31, 2021, investing activities provided net cash of $20,753,304 from the additional paid in capital and $10,000 from issuance of preferred stock. No net cash provided or used for during the period ended October 31, 2020

Financing Requirements

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

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2021, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was effective as of July 31, 2021. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

None.

ITEM 1A - Risk Factors

None.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 - Defaults upon Senior Securities

None.

ITEM 4 - Mine Safety Disclosures

Not applicable.

ITEM 5 - Other Information

None.

ITEM 6 - Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Certificate of Designation of Series A Convertible Preferred Stock (2)
3.3	Bylaws.(3)
4.1	Form of Common Stock Certificate (4)
4.2	Description of Securities*
14	Code of Ethics (5)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(6)
99.2	Pre-Approval Procedures. (6)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

Notes:
(1)	Incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2021.
(2)	Incorporated by reference from Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2021.
(3)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 1, 2007.
(4)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2018.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2008.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Vance Harrison
Vance Harrison
Chief Executive Officer, President and Director

Date: December 15, 2021

