Form 10-Q
period 2022-04-30
Motos America, Inc.
filed 2022-06-15
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52879

MOTOS AMERICA INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	39-2060052
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

510 South 200 West, Suite 110

Salt Lake City, Utah 84101
+1 801 386 6700

(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of April 30, 2022, the issuer had outstanding 821,610,070 shares of common stock.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2018.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Motos America Inc.

BALANCE SHEET

	April 30,	July 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,838,345	$542
Other Current Assets	6,540,531	–
Accounts Receivable	86,846	–

Total Current Assets	8,465,722	542
Fixed Assets	1,723,687	–

Total Other Assets	1,007,543	–

Total Assets	$11,196,952	$542

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$623,794	$85,956
Other Payable and Accrued Liabilities	3,121,996	967,189
Amount due to Related Party	–	1,248,070
Current tax liabilities	–	21,199
Total Current Liabilities	3,745,790	2,322,414

Long-Term Liabilities
Deferred tax	–	9,236
Series A Convertible Bonds	1,650,000	–
Series A Convertible Debentures	1,500,000	–
Series B Convertible Bonds	365,000	–
Other Long Term Debt	356,832	–
Total Long-Term Liabilities	3,871,832	9,236
Total Liabilities	7,617,622	2,331,650

Shareholders’ Equity:
Common Stock	821,610	593,610
Preferred Stock	10,000	–
Series A Warrants	34	–
Additional paid-in capital	27,215,085	4,958,781
Accumulated loss	(26,833,638)	(7,667,225)
Other comprehensive loss	2,366,239	(216,274)
Total Owners’ Equity	3,579,330	(2,331,108)
Total Liabilities and Owners ‘Equity	$11,196,952	$542

The accompanying notes are an integral part of these consolidated financial statements.

Motos America Inc.

STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	4/30/2022	4/30/2021	4/30/2022	4/30/2021
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$6,918,699	$–	$6,921,344	$–
Cost of Revenue	5,490,034	–	5,490,034	–
Gross Margin	1,428,665	–	1,431,310	–

Other Income	–	1,919	–	(10,588)
General and Administrative Expense	(1,954,640)	(6,501)	(2,277,048)	(22,200)
Gain (Loss Before Tax)	(525,975)	(4,582)	(845,738)	(32,788)

Net Additions or Decreases for operations	158,405	–	158,405	–

Tax	–	–	–	–
Net Loss	(367,570)	(4,582)	(687,333)	(32,788)

Transitional Adjustment	–	25,730	–	(78,136)

Total Comprehensive Income (Loss)	$(367,570)	$21,148	$(687,333)	$(110,924)

Income (Loss) per share	$–	$–	$–	$–
Weighted average shares outstanding	750,158,000	593,610,070	720,145,000	593,610,070

The accompanying notes are an integral part of these consolidated financial statements.

Motos America Inc.
STATEMENT OF SHAREHOLDER EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance July 31, 2020	593,610,070	$593,610	–	$–	$4,958,781	$(196,823)
Net loss for the period	–	–	–	–	–	(28,722)
Translation Adjustment	–	–	–	–	–	–
Balance July 31, 2021	593,610,070	$593,610	–	$–	$4,958,781	$(7,667,225)
Net loss for the period	–	–	–	–	–	(24,887,015)
Other comprehensive gain (loss)	–	–	–	–	–	–
Preferred Stock Issued	–	–	10,000,000	10,000	20,753,304	–
Balance October 31, 2021	593,610,070	$593,610	10,000,000	$10,000	$25,712,085	$(26,322,906)
Net loss for the period	–	–	–	–	–	(143,162)
Other comprehensive gain (loss)	–	–	–	–	–	–
Common Stock Issued	27,000,000	27,000	–	–	153,000	–
Balance January 31, 2022	620,610,070	$620,610	10,000,000	$10,000	$25,865,085	$(26,466,068)
Net loss for the period	–	–	–	–	–	(367,570)
Common Stock Issued	201,000,000	201,000	–	–	1,350,000	–
Balance, April 30, 2022	821,610,070	$821,610	10,000,000	$10,000	$27,215,085	$(26,833,638)

The accompanying notes are an integral part of these consolidated financial statements.

Motos America Inc.
STATEMENTS OF CASH FLOWS

	April 30,	April 30
	2022	2021
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net Loss	$(687,333)	$(32,788)
Adjustment:
Gain on Disposal of PPE	–	375
Foreign translation reserve	–	(78,136)
Other current assets	(1,336,164)	–
Accounts receivable	(86,846)	–
Accounts payable	537,838	3,980
Other payable and accrued liabilities	2,154,807	56,750
Due to Related Party	(1,248,070)	49,817
Tax liability	(21,199)	–
Net cash provided by operations	(686,967)	(2)

Cash Flows from Investing Activities:
Fixed Assets	(1,723,687)	–
Purchase of other assets	(1,007,543)	–
Net cash used in investing activities	(2,731,230)	–

Cash Flows from Financing Activities
Series A Convertible Bonds	1,650,000	–
Series A Convertible Debentures	1,500,000	–
Series B Convertible Bonds	365,000	–
Common stock	1,731,000	–
Preferred stock	10,000
Net cash provided by financing activities	5,256,000	–
Net increase (decrease) in cash	1,837,803	(2)

Cash at Beginning of Period	542	544
Cash at End of Period	$1,838,345	$542

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA, INC.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2022

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the State of Nevada on April 25, 2007 under the name “Contact Minerals Corp.”, and later changed its name to Weconnect Tech International, Inc. In November, 2021 the Company filed Articles of Amendment with the State of Nevada whereby it changed its name to “Motos America Inc.”

The Company’s business office is located at 510 South 200 West, Suite 110 Salt Lake City, Utah 84101.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. It continually monitors banking relationships and consequently have not experienced any losses in the accounts. The Company believes it is not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended April 30 2022.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Foreign Currency Conversion

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

NOTE 3 – GOING CONCERN

The previous financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has begun a more normal course of business, and anticipates that a Going Concern caveat will be removed from its next audit.

As of April 30, 2022, the Company suffered an accumulated deficit of $26,833,638 and continuously incurred a net operating loss of $367,570 for the period ended April 30, 2022.

NOTE 4 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that certain material subsequent events require disclosure in these financial statements:

1.	The Company authorized a 1 for 300 share reverse split of its common shares, which will be effective on the 16th of June, 2022, consequently the common stock capitalization of the Company is sometimes stated as “Post-Spit” shares, meaning the enumeration is given as though the effect of the reverse split had taken place, however the Statements of Shareholders Equity, and Statements of Cashflows are presented in pre-split shares, which were the status of the company as of the end of the 3rd Quarter.

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

Overview

The Company considers itself as a lifestyle company. The Company buys and operates BMW Motorcycles, Triumph Motorcycles and Ducati Motorcycles dealerships. These brands are not sold as practical transportation; instead they are luxury items that buyers consume as part of a more exclusive lifestyle choice. In the view of the Company, this industry is ripe for consolidation. This industry disruption is similar to what has occurred in the automotive dealership niche. The Company believes that consolidation in this niche will invite the same advantages of scale associated with auto-dealer consolidations, namely better operating results flowing from professional management, branding and marketing opportunities, and volume purchasing. As of the date of the Memorandum, the Company has acquired 4 dealerships, and has a Letter of Intent to acquire 3 more.  In addition, the Company is in the process of developing a new “open point” dealership in Atlanta, GA.

For the three months ended April 30, 2022, the Company generated comprehensive losses of $367,570.

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

On September 27, 2021, the Corporation, certain sellers of shares of its common stock, including its sole executive officer and director Shiong Han Wee (collectively, the “Sellers”), and Moto America, Inc.(the “Buyer”) entered into a Sale and Purchase Agreement dated September 24, 2021, pursuant to which the Buyer agreed to purchase from the Sellers an aggregate of 436,482,690 shares of common stock of the Company (the “Common Shares”) and 10,000,000 shares of Series A Preferred Convertible Stock (the “Preferred Shares”). The Preferred Stock will be issued to Shiong Han Wee as payment in full of all amounts owed by the Company to Mr. Wee. The sale of the Common Shares and the Preferred Shares is expected to consummate in the near future. The securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

In connection with the sale of such securities, all of the executive officers and directors of the Corporation will resign from their positions with the Corporation and the following individuals will be appointed to serve in the capacities set forth next to their names as described below:

Name	Position
Vance Harrison	Chief Executive Officer and Director
Terina Liddiard	Chief Financial Officer, Secretary and Director
Taylor Brody	Chief Marketing Officer and Director

The resignations were not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices. All executive officers and directors will also forgive and waive all liabilities due to them from the Company in connection with such change in control.

On November 18, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Nevada, changing the name of the Company to MOTOS AMERICA INC. The Amended articles further memorialized a one share for 300 reverse share split of the common and preferred shares outstanding to be effective on December 1, 2021. These actions have yet to be approved by FINRA.

On November 21, 2021, the Company began the process of qualifying with BMW Motorrad North America, Triumph Motorcycles North America, and Ducati North America (“Brands” or “Brand Owners”) for the acquisition of three motorsports dealerships in Oregon, USA, and one motorsport dealership in Tennessee, USA. Each of these motorsports dealerships sells and service these three motorcycle Brands.

Financial Condition; Going Concern

The Company has had limited operations and have been in the past been issued a "going concern" opinion by its auditor, based upon the reliance on the sale of its common stock and loans from a related party, as the sole source of funds for the Company’s future operations. During this fiscal year, the Company has successfully raised investment capital from independent thThe Company has no assurance that future financing will be available on acceptable terms, or at all. If financing is not available on satisfactory terms, the Company may be unable to continue its business plan. Equity financing could result in additional dilution to existing shareholders. If the Company is unable to raise additional capital to maintain its operations in the future, it may be unable to carry out the full business plan of finding an acquisition partner.

Results of Operations

Motos America Inc.

STATEMENT OF OPERATIONS

	January 31,	April 30,
	2022	2022
	Unaudited	Unaudited
Revenue	$2,645	$6,918,699
Cost of Revenue	–	5,490,034
Gross Margin	2,645	1,428,665

Other Income	–	–

General and Administrative Expense	(322,408)	(1,954,640)
Loss Before Tax	(319,763)	(525,975)
Net Additions or Decreases for operations	–	158,405
Tax	–	–
Net Loss	(319,763)	(367,570)

Other Comprehensive Income	–	–

Total Comprehensive Income (Loss)	$(319,763)	$(367,570)

Income (Loss) per share	$–	$–
Weighted average shares outstanding	750,000,000	750,158,000

Liquidity and Capital Resources

Motos America Inc.

STATEMENT OF WORKING CAPITAL

	January 31,	April 30,
	2022	2022
	Unaudited	Unaudited
Current Assets	$539	$1,739,949
Current Liabilities	7,750	119,659
Working Capital (Deficit)	$(7,211)	$1,620,291

The Company had current assets of $1,739,949 consisting of cash and loans to shareholder as of April 30, 2022. Its current liabilities of $119,659 consisted of other payables and accrued liabilities.

Cash Flows

Motos America Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	April 30,	April 30
	2022	2021
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net Loss	$21,148.00	$(32,788.00)
Foreign translation reserve	–	(78,136.00)
Operation loss	21,148.00	(110,924.00)

Adjustment:
Gain on Disposal of PPE	–	375.00
Deposits on Dealership Acquisition	(183,342.00)	–
Due to Related Party	–	49,817.00
Loans to shareholders	(1,049,995.00)	–
Accounts Payable (A/P)	776.38	3,980.00
Other payables and accrued liabilities	(1,110,146.00)	56,750.00
Net cash provided by operations	(2,342,707.38)	(2.00)

Cash Flows from Investing Activities:
Tools
Fixed Assets	(2,047,936.00)	–
Dealership Purchase	(670,543.00)	–
Deposits	(10,000.00)	–
Net cash used in investing activities	(2,728,479.00)	–

Cashflows from Financing Activities
Series A Convertible Bonds	1,410,000.00	–
Series A Convertible Debentures	–	–
Series B Convertible Bonds	–	–
Common stock	812,610.00	–
Series A Warrants	18.00	–
Additional paid in capital	3,965,851.00	–
Net cash provided by financing activities	6,188,479.00	–
Net increase (decrease) in cash	$1,837,803.00	$(2.00)

Cash at Beginning of Period	$542.00	$544.00
Cash at End of Period	$1,838,345.00	$542.00

Cash Flow from Investing Activities

The Company realized $1,950,016 from the sale of its securities in the current quarter ended January 31, 2022. The Company continued with the sale of its securities, such sales continuing through April 18, 2022 in the amount of $5,005,034. The following table represents the total sale of the securities of the Company from October 2021, through the end of April 2022 (shares enumerated post pending 1 for 300 split):

Security Type	Number Sold	Price Each	Dollar Amount Sold	Conversion Rights (Common Shares)	Fully Converted Common Shares Count
Common Shares $0.001 Par Value	760,000	$2.00	$1,520,000.00	NA	760,000
Class A Warrants	34	$1.00	$34.00	10,000	340,000
Series A Debentures	3	$500,000.00	$1,500,000.00	150,000	450,000
Series A Bonds	1,620	$1,000.00	$1,620,000.00	250	405,000
Series B Bonds	365	$1,000.00	$365,000.00	400	146,000
			$5,005,034.00		2,101,000

Financing Requirements

During the twelve-month period following the date of this quarterly report, the Company anticipates that it will not generate sufficient operating revenue to continue to acquire dealerships and pay company expenses. Accordingly, the Company will be required to obtain additional financing in order to pursue its plan of operations during and beyond the next twelve months. The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock or debt financing from institutional lenders, or the sale of bonds or debentures to the public. However, there is no assurance that the Company will be able to raise sufficient funding from the sale of its common stock to fund the business plan should it decide to proceed. Issuances of additional shares will result in dilution to the Company’s existing shareholders. There is no assurance that it will achieve any additional sales of the Company’s equity securities or arrange for debt or other financing to fund the business operations.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has not identified any additional critical accounting policies and judgments. It also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the Company’s results, which are described in note 2 to the financial statements. Although the Company believe that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures, subject to limitations as noted below, as of the end of this quarter, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by the Company in the reports that it files or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations

Because of its inherent limitations, the Company’s disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

The Company’s annual report on Form 10-K reported that its internal control over financial reporting was effective as of its last year end, July 31, 2021. Subject to the foregoing disclosures in this Item 4, there were no changes in the internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 30, 2022, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

None.

ITEM 1A - Risk Factors

COMPANY SPECIFIC RISK FACTORS

1. The Company expects continued operating losses and cannot be certain of its future profitability.  The Company acquired its first 4 operating motorcycle dealerships in March of 2022, and as such does not have an extensive operating history. It may incur significant losses in the foreseeable future as the Company continues to staff the organization, and increase expenditures for the acquisition of additional Powersports dealerships in multiple states. The time required to become profitable is uncertain, and there can be no assurance that the Company will achieve profitability on a sustained basis, if at all. As a result of the limited operating history, there is no internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. The Company expects that  the results of operations may also fluctuate significantly in the future as a result of a variety of factors, including the ability to acquire Powersports dealerships, the ability to manage and supervise these dealerships, the Company’s ability to attract, retain and motivate qualified personnel; specific economic conditions in the motorcycle market and/or in the Powersports industry including the seasonality of said business; general economic conditions; and other factors.

2. Necessity for additional financing. The Company requires outside financing to continue operations. No assurance can be given that additional working capital can be obtained on terms satisfactory to the Company, if at all. Any such financing may result in substantial dilution of the Company’s existing shareholders. The Company has not sought to borrow monies from commercial sources, and there can be no assurance that the Company will be able to borrow or otherwise obtain monies from commercial or other sources.

3. Reliance upon key personnel. The Company is largely dependent upon the personal efforts and abilities of Vance Harrison and his contribution to the Company. The loss or unavailability of the services from him may have a materially adverse effect upon the Company.

INDUSTRY-SPECIFIC RISK FACTORS

The Company’s business plan is based on the roll-up of individual Powersports dealerships (principally European motorcycle dealerships) into a dealership group of managed motorcycle dealer store-fronts. In addition to other risks associated with investing in the Company, an investment in this particular niche of this particular industry brings with it additional risks, including but not limited to the following:

1. Competition from other Powersports Groups. The Powersports industry is full of competitors, many of whom are more experienced and better capitalized than the Company. This competition exists not only at the dealership level, but also in the express niche of the Company as consolidators of motorsports dealerships. The presence of these motorsports dealer group competitors may negatively impact the Company in various ways, including but not limited to the following:

(a)	These competitors may be able to bid more aggressively than the Company for the acquisition of new stores;
(b)	These competitors, many of whom have greater buying power, may be able to make more favorable deals with motorcycle manufacturers and other suppliers of parts and accessories;
(c)	These competitors may be able to offer better financing and insurance rates to customers.
(d)	A partial list of these competitors includes:
(i)	Rumble On, Irving TX (/www.rumbleon.com);
(ii)	RideNow Powersports, Chandler AZ (www.ridenow.com/);
(ii)	Freedom Powersports, Houston TX (https://www.freedompowersportsusa.com/)

RumbleOn Inc., is publicly traded under the symbol RMBL. It is likely that more competition will arise in the future.

2. Competition from Automotive Groups. In addition to competition from Powersports dealer groups, there are many very well-established automotive dealer groups in the U.S. Some of these groups have begun to venture into motorsports dealerships. Notably, Zeigler Auto Group, which operates with 78 automotive franchises across 35 locations, owns and operates Zeigler Motorsports, an 85,000-square-foot motorsports dealership offering 15 different Powersports brands. The Company expects that more and more automotive dealer groups will begin to compete in the Powersports segment. Many of these automotive dealer groups are very well established, well capitalized and employ very experienced management teams.

3. Competition at the Dealership Level. To attain and maintain profitability and viability in the market, the individual dealerships under the Company management group must compete at the individual dealership level for customers and sales. The Powersports industry has traditionally been dominated by smaller operators, sometimes characterized as “mom and pop” stores. While the Company hopes to bring certain advantages of group buying and professional management to its stores, each dealership under the Company umbrella of companies, must ultimately compete with other dealerships for each sale. Some of these “Mom and Pop” stores are well established with loyal customer bases and a wealth of operational knowledge. On the other hand, in some markets, the dealerships under Company management will compete with other dealerships that are part of other motorsports management groups. Again, some of these dealerships are very likely to be well run, well established, and with loyal customer bases, in addition to the advantages expected from group buying and professional management. From one market to another this competition at the dealership level may be different, and of more or less risk. But the full or partial failures of individual dealerships to attain the results expected by the Company can adversely and significantly impact the profitability and maybe even the viability of the Company.

4. Competition from other Brands. The Company plans to specialize in European motorcycle brands, which is a relatively small niche of the overall Power Sports industry. Five motorcycle brands Harley-Davidson, Honda, Yamaha, Kawasaki, and Suzuki, currently dominate the market for motorcycles in the U.S., enjoying a combined market share of approximately 80%. These manufacturers and their dealers, and dealer networks, along with other brands and manufactures may be able to develop products with greater market appeal and reach, negatively impacting the prospects of the Company, and its luxury brands of Triumph, BMW, and Ducati.

5. Luxury Brands. The three brands, Triumph, BMW, and Ducati, are luxury brands, and at the premium end of the Powersports industry, both in terms of motorcycles and clientele.  The three offer a wide range of motorcycles  across most segments including "Super-Sport", “Sport”, "Touring", "Adventure", "Naked/Standard" and “Dual-Sport” motorcycles. These manufacturers offer motorcycles from just over $5,000 to in excess of $50,000, having recently ventured into the lower end of the market to serve new and younger customers.  The market for luxury brands has historically been more volatile than other segments of the motorsports industry and represents an additional risk to the Company. The Company attempts to mitigate the inherent Premium market risk by diversifying across the above three brands and across different geographies in the US.

(a)	Ducati. Ducati, which is owned by Volkswagen AG, claims a 10% market share in the U.S. among its target audience. 2021 was its record year in the USA, with the U.S. outperforming all major markets world-wide.
(b)	BMW. BMW Motorrad operates in the premium segment of the global motorcycle sector. BMW sales worldwide achieved their all-time record in 2021. However, there was a drop in sales in the U.S.A. before the business disruption of the pandemic, with a recovery in 2021 yielding BMW Motorrad's second-best sales volume year in its U.S. history.
(c)	Triumph. Triumph’s lineup of motorcycles starts at around $10,000 and rises to nearly triple that. In 2021, Triumph also notched all-time record sales world-wide, led by the U.S. market.

6. Environmental Concerns. All internal combustion-engine vehicles face intense pressure to become more environmentally friendly. While motorcycles have largely evaded this scrutiny from regulators as modes of transportation, there is no assurance that this will remain the case. The brands that make up the foundation of the business of the Company are not generally considered transportation, but rather motorsport vehicles, and as such may become subject to future regulations at either a state or national level well in advance of other segments of the motorcycle market. While there have been some initial efforts to move away from internal combustion engines in motorcycles generally, the specific niche of the Company, luxury European sports bikes, is not likely to be able to migrate, at least in its current configuration, to any sort of environmentally friendly fuel or alternative power structure in the foreseeable future.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company realized $1,950,016 from the unregistered sale of its securities in the current quarter ended January 31, 2022. Company continued with the sale of its securities, such sales continuing through April 18, 2022 in the amount of $5,005,034. The following table represents the total sale of the securities of the Company from October 2021, through the end of April 2022 (shares enumerated post pending 1 for 300 split):

Security Type	Number Sold	Price Each	Dollar Amount Sold
Common Shares $0.001 Par Value	760,000	$2.00	$1,520,000
Class A Warrants	34	$1.00	$34
Series A Debentures	3	$500,000.00	$1,500,000
Series A Bonds	1,620	$1,000.00	$1,620,000
Series B Bonds	365	$1,000.00	$365,000
			$5,005,034

The proceeds of this unregistered offering was used to fund the operating deficit of the Company, and to provide working capital to fund future operating losses, as well as for the business objectives of the Company

ITEM 3 - Defaults upon Senior Securities

None.

ITEM 4 - Mine Safety Disclosures

Not applicable.

ITEM 5 - Other Information

None.

ITEM 6 - Exhibits

Exhibit
Number	Description of Exhibit
4.2	Description of Securities*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(1)
99.2	Pre-Approval Procedures. (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Notes:
(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECONNECT TECH INTERNATIONAL, INC.

	By:	/s/ Vance Harrison
Vance Harrison
Chief Executive Officer and Director

Date: June 15, 2022

