Form 10-K
period 2022-07-31
Motos America, Inc.
filed 2023-05-08
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number: 000-52879

MOTOS AMERICA INC

(Exact name of registrant as specified in its charter)

Nevada	39-2060052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3131 W 2210 S, Suite C Salt Lake City, Utah	84119
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 801 386 6700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At January 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $1,135 based on the last reported sales price of $0.006.

The number of shares outstanding of the Registrant’s shares of common stock as of April 26, 2023 was 7,069,017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOTOS AMERICA INC

Annual Report on Form 10-K

For the Year Ended July 31, 2022

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in forward-looking statements. Factors that could cause or contribute to such differences in our actual results include, but are not limited to, those discussed in this 2022 Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the "SEC"). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law.

PART 1

ITEM 1.    BUSINESS.

In this Annual Report on Form 10-K for the year ended July 31, 2022 (the "2022 Form 10-K"), "we," "our," "us," "Motos," and the "Company" refer to Motos America Inc. and its consolidated subsidiaries at July 31, 2022, unless the context requires otherwise.

The Company was incorporated under the laws of the State of Nevada on April 26, 2007 under the name “Contact Minerals Corp.”, and later changed its name to Weconnect Tech International, Inc. In November 2021 the Company filed Articles of Amendment with the State of Nevada whereby it changed its name to “Motos America Inc.”

The Company considers itself as a lifestyle company. The Company develops new open points, buys and operates BMW Motorcycle, Triumph Motorcycle and Ducati Motorcycle dealerships. It is the belief of the Company that these brands are not sold as practical transportation; instead, they are luxury items that buyers consume as part of a more extensive and exclusive lifestyle choice. The Company has acquired four dealerships and plans to acquire more existing dealerships and develop new “open point” dealerships.

Change of Control

On September 27, 2021, certain sellers of shares of our common stock, including our former sole executive officer and director, Shiong Han Wee (collectively, the “Seller”), and our current chief executive officer, Vance Harrison (the “Buyer”) entered into a Sale and Purchase Agreement dated September 24, 2021, pursuant to which the Buyer agreed to purchase from the Sellers an aggregate of 1,454,943 shares of common stock of the Company (the “Common Shares”) and 33,334 shares of Series A Preferred Convertible Stock (the “Preferred Shares”). The Preferred Stock was issued to the Seller on September 24, 2021, as payment in full of all amounts owed by the Company and disposition of the subsidiary to the Seller.

The transaction resulted in the Buyer having approximately 91% of the voting control of the Company.

Reverse Stock Split and Corporation Actions

On November 1, 2021, the Board of Directors of the Company authorized a one-for-three hundred (1-for-300) reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock, par value $0.001 per share, along with a name change, and elected to apply for a new trading symbol and CUSIP number for its common shares.

On November 17, 2021, the Company, filed with the Secretary of the State of Nevada Amended and Restated Articles of Incorporation. These Restated Articles changed the name of the Company to Motos America Inc., and the authorized the Reverse Split. On December 14, 2021, the Company, filed notice of these changes with the Financial Industry Regulatory Authority (FINRA) and the Stock Split and corporate actions were effective as of June 16, 2022.

As a result of the Reverse Split, the number of authorized shares of Common and Preferred Stock was unchanged. All share and per share information in these financial statements retroactively reflect this Reverse Stock Split.

Market and Industry Data

Some of the market and industry data contained in this 2022 Form 10-K are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

Our Company

The Company believes that it is a lifestyle company. The Company views the brands it sells as luxury items that buyers consume as part of a more extensive and exclusive lifestyle choice. The Company develops and operates BMW Motorcycle, Triumph Motorcycle and Ducati Motorcycle dealerships, which the Company considers to be premium brands. Fiscal year ended 2022 represented Ducati’s best ever sales globally and was the brand’s second best year on record in the U.S. at 8,441 units. This figure establishes the U.S. as the second-best market for the brand outside of Italy, the brand’s home market. Within the US, BMW Motor reported record sales in 2022 of 17,690 units, representing a more than 10% increase over 2021.

In the view of the Company, the premium European motorcycle dealership industry is primed for consolidation. The Company believes that this industry disruption is similar to what has occurred in the automotive dealership niche. The Company believes that consolidation in this niche will invite similar advantages of scale associated with auto-dealer consolidations, namely better operating results flowing from professional management, branding and marketing opportunities, as well as volume purchasing. The Company has already acquired four dealerships and has a letter of intent to acquire three more. In addition, the Company is in the process of developing new dealerships in Atlanta, GA and Grisham Oregon.

Seasonality

Historically, both the powersports and automotive industries have been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter quarter but increase typically in the spring season, coinciding with tax refunds and improved weather conditions. Given this seasonality, we expect our quarterly results of operations, including our revenue, gross profit, net income (loss), and cash flow to vary accordingly. Over time, we expect to normalize to seasonal trends by diversifying our dealership holdings across the U.S., and by using data and logistics to move inventory to the optimal place, at the right time, at the right price.

Government Regulation

Various aspects of our business are or may be subject, directly or indirectly, to U.S. federal and state laws and regulations. Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions or the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and our dealers in class action or other civil litigation.

Vehicle Sales Regulations. Our sale and purchase of vehicles, both new and pre-owned, related products and services and third-party finance products, are subject to the state and local dealer licensing requirements in the jurisdictions in which we locations. Regulators of jurisdictions where our customers reside, but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Despite our belief that we are not subject to the licensing requirements of those jurisdictions in which we do not have a physical presence, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.

Consumer Finance Regulations. The financing we offer customers is subject to federal and state laws regulating the advertising and provision of consumer finance options, the collection of consumer credit and financial information, along with requirements related to online payments and electronic funds transfers, of whether Motos Finance or a third-party is the entity extending credit to such customers. Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state.

Environmental Laws and Regulations. We are subject to a variety of federal, state, and local environmental laws and regulations that pertain to our operations. The regulations concern material storage, air quality, waste handling, and water pollution control. The regulations also regulate our use and operation of gasoline storage tanks, gasoline dispensing equipment, oil tanks, and paint use and storage, among other things. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances. We manage our compliance through permitting and operational control.

Facilities and Personnel Regulation. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety, and our employment practices are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We may also be liable for employee misconduct and violations of laws or regulations to which we are subject.

Federal Advertising Regulations. The Federal Trade Commission ("FTC") has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to such allegations could require us to pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, lost revenue, increased expenses, and decreased profitability.

Federal Antitrust Laws. The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our business. In addition, governmental or private civil actions related to the antitrust laws could result in orders suspending or terminating our ability to do business or otherwise altering or limiting certain of our business practices, including the manner in which we handle or disclose pricing information, or the imposition of significant civil or criminal penalties, including fines or the award of significant damages against us in class action or other civil litigation.

Other Laws and Regulations. In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies. The violation of any of these laws or regulations could result in administrative, civil, or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.

Employees

As of July 31, 2022, we had approximately 58 full time and 0 part-time employees.

Available Information

Our Internet website is www.motosamerica.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

ITEM 1A.    RISK FACTORS.

Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this 2022 Form 10-K and in our other public disclosures. If any of the following risks occurs, our business, financial condition, results of operations, cash flows, or prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations for future financial performance and the trading price of our common stock could decline.

Risks Relating to Our Business

Competition from other Powersports Groups.

The Powersports industry is full of competitors, many of whom are more experienced and better capitalized than the Company. This competition exists not only at the dealership level, but also in the express niche of the Company as consolidators of motorsports dealerships. The presence of these Powersports dealer group competitors may negatively impact the Company in various ways, including but not limited to the following: (i) These competitors may be able to bid more aggressively than the Company for the acquisition of available dealerships; (ii) These competitors, many of whom have greater buying power, may be able to make more favorable deals with motorcycle manufacturers and other suppliers of parts and accessories; (iii) These competitors may be able to offer better financing and insurance rates to customers.

Competition from Automotive Groups.

In addition to competition from Powersports dealer groups, there are many very well-established automotive dealer groups in the U.S. such as AutoNation Inc. of Fort Lauderdale FL (autonation.com) Penske Automotive Group Inc. of Bloomfield Hills MI (penskeautomotive.com) and Sonic Automotive Inc. of Charlotte NC (sonicautomotive.com). Some automotive dealer groups have begun to venture into powersports dealerships. Notably, Zeigler Auto Group of Kalamazoo MI (zeigler.com), which operates 78 automotive franchises across 35 locations. also operates Zeigler Motorsports, an 85,000-square-foot motorsports dealership offering 19 different Powersports brands. In addition Sonic Automotive has recently entered into a letter of intent to buy Black Hills Harley-Davidson, who operates 5 Harley-Davidson dealerships in the Midwest. The Company expects that more and more automotive dealer groups will begin to compete in the Powersports segment.

The Company cannot be certain of its future profitability.

The Company has only recently acquired its first 4 operating motorcycle dealerships, and as such does not have an extensive operating history. The Company may incur losses in the foreseeable future as the Company continues to staff the organization and increase expenditures for the acquisition of additional Powersports dealerships in multiple states. The time required to become profitable is uncertain, and there can be no assurance that the Company will achieve profitability on a sustained basis, if at all. Among the factors which may negatively impact the profitability of the Company, include but are not limited to (i) the ability to acquire Powersports dealerships, (ii) the ability of the Company to manage and supervise these dealerships, (iii) the Company’s ability to attract, retain and motivate qualified personnel, (iv) specific economic conditions in the motorcycle market and/or in the Powersports industry including the seasonality of said business, (v) general economic conditions, (vi) other un-enumerated or un-foreseen factors.

Our annual and quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to annual and quarterly fluctuations, and they will be affected by numerous factors, including: (i) a change in consumer discretionary spending; (ii) a shift in the mix and type of vehicles we sell which could result in lower sales price and lower gross profit; (iii) seasonality and weather, which may impact the ability or desire for potential end customers to consider whether they wish to own a powersports and recreational vehicle; (iv) the timing and cost of, and level of investment in the purchase or development of additional Powersports dealerships which may change from time to time; (v) our ability to attract, hire and retain qualified personnel; (vi) future accounting pronouncements or changes in our accounting policies; and (vii) the changing and volatile U.S., European and global economic environments and exchange rates.

We depend on key personnel to operate our business.

We believe our success will depend on the efforts and talents of our executives and employees, including Vance Harrison, our Chairman and Chief Executive Officer, and Kris Odwarka, our President. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

We rely on third-party financing providers to finance a portion of our customers’ vehicle purchases.

We rely on third-party financing providers to finance a portion of our customers’ vehicle purchases. Accordingly, our revenue and results of operations are partially dependent on the actions of these third parties. We provide financing to qualified customers through a number of third-party financing providers including BMW Financial Services. If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations. We rely on third-party providers to supply other aftermarket insurance, warranty and financial service products to our customers. Accordingly, our revenue and results of operations will be partially dependent on the actions of these third-parties. If one or more of these third-party providers cease to provide such products, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, revenue and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, revenue and results of operations.

Our sales of powersports vehicles may be adversely impacted by increased supply of and/or declining prices for pre-owned powersports vehicles and excess supply of new powersports vehicles.

We believe when prices for pre-owned powersports vehicles have declined, it can have the effect of reducing demand among retail purchasers for new powersports vehicles at or near manufacturer’s suggested retail prices. Further, the manufacturers of powersports and recreational vehicles can and do take actions that influence the markets for new and pre-owned powersports vehicles. For example, introduction of new models with significantly different functionality, technology or other customer satisfiers can result in increased supply of pre-owned powersports and recreational vehicles, and a corresponding decrease in price of pre-owned powersports vehicles. Also, while historically manufacturers have taken steps designed to balance production volumes for new powersports vehicles with demand, those steps have not always proven effective. In other instances, manufacturers have chosen to supply new powersports vehicles to the market in excess of demand at reduced prices which has the effect of reducing demand for pre-owned powersports and recreational vehicles.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenue exceeds $1.1 billion , if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Even if we no longer qualify as an “emerging growth company,” we may still be subject to reduced reporting requirements so long as we are considered a “smaller reporting company.”

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates. So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Competition at the Dealership Level.

To attain and maintain profitability and viability in the market, the individual dealerships under the Company management group must compete at the individual dealership level for customers and sales in their respective local markets. The Powersports industry has traditionally been dominated by smaller operators, sometimes characterized as “mom and pop” stores. While the Company hopes to bring certain advantages of group buying and professional management to its stores, each dealership under the Company umbrella of companies must ultimately compete with other dealerships for each sale. Some of these “mom and pop” stores are well established with loyal customer bases and a wealth of operational knowledge. On the other hand, in some markets, the dealerships under Company management will compete with other dealerships that are part of other motorsports management groups. Some of these dealerships are very likely to be well run, well established, and with loyal customer bases, in addition to the advantages the Company expects to enjoy from group buying and professional management. From one market to another this competition at the dealership level may be different, and of more or less risk. But the full or partial failures of individual dealerships to attain the results expected by the Company can adversely and significantly impact the profitability and maybe even the viability of the Company.

Competition from other Brands.

The Company plans continue to specialize in the three Premium European Motorcycle brands, which is a relatively small niche of the overall Power Sports industry. Five motorcycle brands Harley-Davidson, Honda, Yamaha, Kawasaki, and Suzuki, currently dominate the market for motorcycles in the U.S., enjoying a combined market share of approximately 80%. These manufacturers and their dealers, and dealer networks, along with other brands and manufactures may be able to develop products with greater market appeal and reach, negatively impacting the prospects of the three Premium European Motorcycle brands.

Reliance on Luxury Brands.

The three Premium European Motorcycle brands, Triumph, BMW, and Ducati, are luxury brands, and at the high end of the Powersports industry, both in terms of motorcycles and clientele. The three offer a wide range of motorcycles across most segments including "Super-Sport", “Sport”, "Touring", "Adventure", "Naked/Standard" and “Dual-Sport” motorcycles. These manufacturers offer motorcycles from just over $5,000 to in excess of $50,000, having recently ventured into the lower end of the market to serve new and younger customers. The market for luxury brands has historically been more volatile than other segments of the motorsports industry and represents an additional risk to the Company. The Company attempts to mitigate the inherent Premium market risk by diversifying across the above three brands and across different geographies in the US: (i) Ducati. Ducati, which is owned by Volkswagen AG, claims a 10% market share in the U.S. among its target audience. 2021 was its record year in the USA, with the US outperforming all major markets world-wide. (ii) BMW. BMW Motorrad operates in the premium segment of the global motorcycle sector. BMW sales worldwide achieved their all-time record in 2021. However, there was a drop in sales in the USA before the business disruption of the pandemic, with a recovery in 2022 yielding BMW Motorrad's second-best sales volume year in its US history. (iii) Triumph. Triumph’s lineup of motorcycles starts at around $10,000 and rises to nearly triple that. In 2021, Triumph also notched all-time record sales world-wide, led by the US market.

Environmental Concerns and Risks.

All internal combustion-engine vehicles face intense pressure to become more environmentally friendly. While motorcycles have largely evaded this scrutiny from regulators as modes of transportation, there is no assurance that this will remain the case. The brands that make up the foundation of the business of the Company are not generally considered transportation, but rather sport vehicles, and as such may become subject to future regulations at either a state or national level well in advance of other segments of the motorcycle market. While there have been some initial efforts to move away from internal combustion engines in motorcycles generally, the specific niche of the Company, luxury European sports bikes, is not likely to be able to migrate, at least in its current configuration, to any sort of environmentally friendly fuel or alternative power structure in the foreseeable future.

Changes in franchise policies.

The Company operates as a franchisee of one or more of the three Premium European Motorcycle brands at each of its locations and prospective locations. From time to time, the Premium European Motorcycle manufacturers change their franchise agreements and operational policies. Such policies may affect such things as capital standards at each dealership, required inventory levels, signage and other fit-up at the dealership location, and the ability of the Company to co-locate multiple brands within a single location. Such changes may have a deleterious effect on the operation of the Company, and may cause the Company to modify its acquisition plans. Furthermore, such changes may affect the ability of the Company to find liquidity in its investment in acquired dealerships. While each state has franchise laws that to some degree protect the Company, and other franchisees of the three Premium European Motorcycle brands, no assurance can be offered that future changes in the franchise agreements under which the Company operates, will not adversely affect the operations and prospective operations of the Company.

Risks Related to Ownership of our Common Stock

One shareholder owns a significant percentage of our stock and is able to exert significant control over matters subject to stockholder approval.

Vance Harrison, our Chairman and Chief Executive Officer, owns approximately 68.7% of our voting shares. As a result Mr. Harrison has the ability to determine all matters requiring stockholder approval. For example, he is able to control elections of directors, amendments of our organizational documents approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as a stockholder or to take other action that you may believe are not in your best interest as a stockholder. This may also adversely affect the market price of our Common Stock.

Because our Common Stock may be deemed a low-priced “penny” stock, an investment in Common Stock should be considered high risk and subject to marketability restrictions.

When the trading price of our Common Stock is $5.00 per share or lower, it is deemed a penny stock, as defined in Rule 3a51-1 under the Exchange Act, and subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to: (i) deliver to the customer, and obtain a written receipt for, a disclosure document; (ii) disclose certain price information about the stock; (iii) disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer; (iv) send monthly statements to customers with market and price information about the penny stock; and (v) in some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Nevada law and our charter, bylaws, and other governing documents contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders, which could cause our stock price to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

At July 31, 2022, our operations comprised four (4) powersports retail locations and one (1) other Salt Lake City location that serves as our corporate and administrative head office needs. The Company does not own any of these locations.

Dealership Name	Address	Brands Offered
BMW Motorcycles of Portland	12010 SW Garden Place, Tigard, OR 97223	BMW
Triumph Portland	13705 SW Farmington Rd., Beaverton, OR 97005	Triumph
BMW Motorcycles of Eugene	2891 W 11th Ave., Eugene, OR 97405	BMW, Triumph
Motos America Nashville	288 White Bridge Pike, Nashville, TN 37209	BMW, Ducati

ITEM 3.    LEGAL PROCEEDINGS.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Change of Control

On September 27, 2021, certain sellers of shares of our common stock, including our former sole executive officer and director, Shiong Han Wee (collectively, the “Seller”), and our current chief executive officer, Vance Harrison (the “Buyer”) entered into a Sale and Purchase Agreement dated September 24, 2021, pursuant to which the Buyer agreed to purchase from the Sellers an aggregate of 1,454,943 shares of common stock of the Company (the “Common Shares”) and 33,334 shares of Series A Preferred Convertible Stock (the “Preferred Shares”). The Preferred Stock was issued to the Seller on September 27, 2021, as payment in full of all amounts owed by the Company and disposition of the subsidiary to the Seller.

The transaction resulted in the Buyer having approximately 91% of the voting control.

Reverse Stock Split and Corporation Actions

On November 1, 2021, the Board of Directors of the Company authorized a one-for-three hundred (1-for-300) reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock, par value $0.001 per share, along with a name change, and elected to apply for a new trading symbol and CUSIP number for its common shares.

On November 17, 2021, the Company, filed with the Secretary of the State of Nevada Amended and Restated Articles of Incorporation. These Restated Articles changed the name of the Company to Motos America Inc., and the Reverse Stock Split. On December 14, 2021, the Company, filed notice with the Financial Industry Regulatory Authority (FINRA) and the Stock Split and corporate actions were effective as of June 16, 2022.

As a result of the Reverse Split, the number of authorized shares of Common and Preferred Stock was unchanged.

All share and per share information in the financial statements, included in this Form 10-K, retroactively reflect this Reverse Stock Split.

Market Information

Our common stock is listed for quotation on the Expert Market of the OTC Markets under the symbol “MTAM”.

There is an established current public market for the shares of our Common Stock which trade and are quoted bid/ask on the OTC Markets. Other than the OTC Markets quotation, there can be no assurance that a liquid market for our securities will ever develop. Transfer of our Common Stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Empire Stock Transfer Inc. at 1859 Whitney Mesa Dr., Henderson, NV 89014 (Telephone: (702) 818-5898), is the registrar and transfer agent for our common shares.

Holders of Common Stock

On April 25, 2023, the shareholders’ list showed 401 shareholders with 7,136,416 shares of common stock outstanding.

Dividends

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earning in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our board of directors, based upon the Board's assessment. Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Description and Material Terms of Unregistered Securities Sold:

During the FY ended July 31, 2022 the Company sold 5 types of unregistered securities:

1.	Common Voting Shares, $0.001 par value. Common voting shares of the Company were offered at $2.00 per share.
2.	Series A Convertible Bonds. Series A Convertible Bonds are $1,000 face value bonds which bear a 6% coupon rate. Interest is accrued and payable at the end of each calendar quarter. Series A Convertible Bonds are convertible into Shares at the rate of 200 common voting shares each. Series A Convertible Bonds mature on December 31, 2028.
3.	Series B Convertible Bonds. Series B Convertible Bonds are $1,000 face value bonds, with an 18% coupon rate. Interest is accrued and payable at the end of each calendar quarter. Series B Convertible Bonds are convertible into Shares at the rate of 400 common voting shares each. Series B Convertible Bonds mature on December 31, 2028.
4.	Series A Convertible Debentures. Series A Convertible Debentures are $500,000 face value debentures. The Series A Convertible Debentures bear an annual rate of 10% simple. Interest is accrued and payable at the end of each calendar quarter. Series A Convertible Debentures are convertible into 150,000 common voting shares each. The Series A Convertible Debentures mature on December 31, 2026.
5.	Series A Warrants. Series A Warrants are for the purchase of 10,000 post-split Shares, at a strike price of $1.00 to $2.00 per Share. The Series A Warrants may be exercised for a period of 24 months beginning January 1st 2022 at a strike price of $1.00 per Share. In addition, Series A Warrants may be exercised for 12 months beginning January 1st 2024 and ending December 31st 2024 at a price of $2.00 per share. Unexercised Warrants shall expire at 12:01 a.m. Mountain Daylight Time on January 1 2025. Series A Warrants may only be exercised in toto.

The following table represents the sale of these unregistered securities during the preceding fiscal year:

Security Type	Number Sold	Price Each	Dollar Amount Sold	Conversion Rights (Common Shares Each)	Fully Converted Common Share Count
Common Shares	760,000	$2.00	$1,520,000	NA	760,000
Class A Warrants	36	$1.00	36	10,000	360,000
Series A Debentures(1)	3	$500,000	1,500,000	150,000	450,000
Series A Bonds (2)	1,620	$1,000	1,620,000	200	324,000
Series B Bonds (3)	365	$1,000	365,000	400	146,000
			$5,005,036		2,101,000

Reason for the sale/Use of Proceeds: The Company sold these securities to finance its acquisitions and operating losses. The details of Company operations, including acquisition of 4 operating motorcycle dealerships are found in the financial statements appended to this filing.

Offering exemption: The Company believes that these securities transactions were exempt from registration under Regulation D, and/or Section 4(a)(2) of the Securities Act, and various provisions of the laws in the states where the investors in these securities reside.

Risk Factors: The Company has availed itself to certain risks by undertaking the sale of unregistered securities, including, but not limited to the following:

1.	Legal and regulatory risk: Selling unregistered securities can be a violation of federal and state securities laws. Companies that sell unregistered securities can face civil and criminal penalties, as well as injunctions or other court orders that could restrict or prohibit their ability to sell securities in the future.
2.	Investor risk: Unregistered securities are typically sold to sophisticated investors who are expected to have the knowledge and experience to assess the risks and potential rewards of the investment. However, if the investment fails to deliver the expected returns, investors may sue the company for fraud, misrepresentation, or other claims, which could result in significant financial losses and damage to the company's reputation.
3.	Market risk: Selling unregistered securities can limit a company's ability to access public markets, which can make it more difficult to raise capital in the future. The company may also face difficulties in attracting and retaining investors, which can affect its valuation and liquidity.
4.	Disclosure risk: Companies that sell unregistered securities may not be subject to the same disclosure requirements as publicly traded companies. This lack of transparency can make it difficult for investors to assess the risks and benefits of the investment, which could lead to lower investor confidence and reduced demand for the company's securities.
5.	Reputation risk: Selling unregistered securities can damage a company's reputation, particularly if investors suffer significant losses as a result of the investment. This could make it more difficult for the company to attract and retain customers, suppliers, and other stakeholders.
6.	Operational risk: Companies that sell unregistered securities may be subject to increased regulatory scrutiny and oversight, which could divert resources and attention away from core business activities. This could lead to operational inefficiencies and higher costs, which could negatively impact the company's profitability.
7.	Financial risk: Selling unregistered securities can increase a company's leverage and financial risk, particularly if the company uses the proceeds to fund operations or make acquisitions. This could increase the company's debt levels and interest expenses, which could reduce profitability and limit the company's ability to invest in growth opportunities.
8.	Liquidity risk: Unregistered securities are typically less liquid than publicly traded securities, which can make it difficult for investors to sell their holdings and for the company to raise capital in the future. This lack of liquidity could limit the company's ability to respond to changing market conditions or to pursue strategic opportunities.

Other information: Subsequent to the 7/31/2022 year end, all but 30 Series A-Bonds have been converted into common shares. As result, these sales of unregistered securities and the conversion thereof, the Company has issued 1,735,000 common shares, and may issue 6,000 additional shares if and when the remaining 30 Series A Bonds convert into common shares. In addition, there are 36 A-Warrants outstanding, which may be exercised into 360,000 additional shares for a payment of between $360,000 and $720,000 in the future.

The funds raised by the Company were used to pay for acquisitions and to fund operating losses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.    [RESERVED.]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes included in this 2022 Form 10-K. Unless differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in this MD&A on a consolidated basis. Terms not defined in this MD&A have the meanings ascribed to them in the Consolidated Financial Statements. All dollars are reported in thousands, except per share and per unit amounts.

Organization

The Company was incorporated under the laws of the State of Nevada on April 26, 2007 under the name “Contact Minerals Corp.”, and later changed its name to Weconnect Tech International, Inc. In November, 2021 the Company filed Articles of Amendment with the State of Nevada whereby it changed its name to “Motos America Inc.”

Overview

The Company considers itself as a lifestyle company. The Company develops new open points, buys and operates BMW Motorcycle, Triumph Motorcycle and Ducati Motorcycle dealerships. It is the belief of the Company that these brands are not sold as practical transportation; instead, they are luxury items that buyers consume as part of a more extensive and exclusive lifestyle choice. The Company has acquired four dealerships and plans to acquire more existing dealerships and develop new “open point” dealerships.

The Company’s business office is located at 3131 W 2210 So, Suite C Salt Lake City, Utah 84119.

Motos’s powersports business primarily offers motorcycles comprised of 3 main brands: BMW motorcycles, Triumph Motorcycles and Ducati motorcycles. To a much lesser extent a few other brands of motorcycles, motor scooters, and other vehicles are offered at select locations.

Key Operating Metrics

We regularly review several Key Operating Metrics as pertains to our business across our dealership network. We budget for and benchmark to the revenue profiles and gross profit margins of each segment of our business. In aggregate, these business segments can be thought of in two broad categories: Sales and After Sales. Sales is typically considered to be inclusive of the sales of new and used motorcycles in addition to the Finance and Insurance (F&I) products sold along with them. After Sales is typically considered to be inclusive of all Service and Parts.

Revenue

The Revenue of our business is synonymous with the sales generated.

Within the Sales and After Sales categories, we have the four income streams discussed above. The Sales segment is typically viewed in the context of unit volume, while After Sales is viewed as being more independent of that volume. Each of these categories has more granular components which we monitor regularly. We discuss more in depth in the Gross Profit segment below.

Gross Profit

The Gross Profit of our business is the sales generated for a given segment less the cost for those sales.

The Gross Profit profile for our dealerships can be thought of in two broad categories: Sales and After Sales. In turn, each of these categories has their own sub-components that we budget for and track independently. For sales, the components are new front-end gross, used front-end gross, and F&I gross. The front-end gross on a motorcycle is the difference between the retail price to the customer and the invoice cost to the dealership. All of these sales components are viewed in conjunction with new and used unit volume. For After Sales, the components are labor gross, and PAA gross. Both of these metrics are considered to be somewhat independent of the sales process and are therefore tracked separately.

Unit Count

As mentioned, the Sales category is highly correlated with unit volume. We view many metrics as a ratio of unit count as detailed below. Additionally it is often useful to view unit count in conjunction with other metrics such as OEM unit count, new and used unit count, etc.

Gross Profit per Unit

As mentioned, we believe the sales category is best suited to tracking in conjunction with unit volume since the two are inherently tied. This Sales Gross Profit per unit encompasses both the front-end gross profit of selling a unit along with the finance and insurance gross along with that unit. Both are part of the Sales category. After Sales is viewed and tracked somewhat independently and not on a per unit basis. Although we do monitor our PAA Gross Profit per new unit retailed as a key metric, it is a subcomponent of the overall PAA Gross Profit profile.

Results of Operations

For the year ended July 31, 2021, the Company was a shell status. In September 2021, our former sole executive officer and director, Shiong Han Wee (collectively, the “Seller”), and our current chief executive officer, Vance Harrison (the “Buyer”) entered into a Sale and Purchase Agreement. The Company commenced new business. The Company develops new open points, buys and operates BMW Motorcycle, Triumph Motorcycle and Ducati Motorcycle dealerships. It is the belief of the Company that these brands are not sold as practical transportation; instead, they are luxury items that buyers consume as part of a more extensive and exclusive lifestyle choice. The Company has acquired four dealerships and plans to acquire more existing dealerships and develop new “open point” dealerships.

Our results for operations for the year ended July 31, 2022 and 2021 are summarized below:

Motos Total Company Metrics

	Year Ended
	July 31,
	2022	2021
Revenues:
Vehicle sales-new	$11,428,282	$–
Vehicle sales -used	3,444,212	–
Parts, service and accessories	4,387,262	–
Finance and insurance	918,477	–
Total revenues	20,178,233	–
Gross Profit :
Vehicle sales-new	1,211,996	–
Vehicle sales-used	563,848	–
Parts, service and accessories	1,775,635	–
Finance and insurance	835,503	–
Total Gross Profit	4,386,982	–
Operating expenses	6,540,985	–
Operating loss	2,154,003	–
Other income	42,485	–
Net loss	$2,111,518	$–

	Year Ended
	July 31,
	2022	2021
Vehicles Sold:
New	576	–
Used	282	–
Total vehicles sold	858	–

Revenue per Unit Sold:
Vehicles -new	$19,841	$–
Vehicles -used	$12,214	$–

Gross Profit per Unit:
Vehicles -new	$2,104	$–
Vehicles -used	$1,999	$–

Revenue

During the year ended July 31, 2022, the total vehicles revenue was $14,872,494 ($11,428,282 new vehicles and $3,444,212 used vehicles). On a unit basis, the Company sold 576 new and 282 used vehicles. During the year ended July 31, 2022, the Company earned $4,387,262 for sales of parts, services and accessories and $918,477 for financing and insurance.

Gross Profit

During the year ended July 31, 2022, the total gross profit for new and used vehicles were $1,211,996 and $563,848, respectively. The gross profit per unit for sold vehicles was 2,104 and 1,999 for new and used, respectively. During the year ended July 31, 2022, the total gross profit of parts, service and accessories was $1,775,635 and for financing and insurance was $835,503.

Other Income

For the year ended July 31, 2022, the other income consisted of $498,935 income mostly from manufacturer incentives and rebates, reduced by interest expenses of $280,628 and other miscellaneous expenses of $175,822.

Operating Expenses

For the year ended July 31, 2022, the operating expenses consisted of $2,885,534 selling, general and administrative expenses, $813,810 professional fees and $2,841,641 payroll expenses.

Selling and General Administrative Expense

Selling and general administrative expenses include costs and expenses for advertising and marketing, development and operating our product procurement and distribution system managing and logistics system and other overhead expenses. Selling and general administrative expenses will continue to increase in future periods as we execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures, but we anticipate they will decline as a percentage of sales revenue. Selling and general administrative expenses consisted of $317,048 advertising and marketing, $27,608 warranty and customer goodwill, $407,613 sales and F&I compensation, $320,998 outsider services to customers, $698,463 rent expenses, $105,861 depreciation, $216,641 insurance, $184,516 travel and entertainment and $606,786 other general administrative expenses.

Depreciation expenses of $105,861 was for the Company’s vehicles, furniture, fixture and equipment and were amortized during useful life of 5-7 years.

Professional Fees

For the year ended July 31, 2022, the professional fess of $813,810 consisted of $73,727 accounting, $157,155 legal and $582,928 consulting and other professional fees. For a significant portion of the year ended in July of 2021, the Company employed minimal staff and relied upon Wilson Hand Pty for many of its day to day business operational activities. In August of 2022, the Company severed its relationship with Wilson Hand, and replaced their services entirely with Company staff personnel.

Payroll Expenses

For the year ended July 31, 2022, the payroll expenses of $2,841,641 was related to management and employee for wages, compensation, benefits and stock option expenses ($63,522).

Liquidity and Capital Resources

Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. During the year ended July 31, 2022, we completed a a private equity offering that provided net proceeds of $1,487,000 and we obtained $2,583,818 in borrowings from vehicle Floor Plan notes payable, $3,485,000 proceeds from convertible notes and $50,000 proceeds from exercise of warrants.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the carrying values of the Company’s assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations. We will continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic and the resulting Demand/Supply Imbalances.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement date.

We had the following liquidity resources available as of July 31, 2022 and 2021:

Working capital (deficiency)

	July 31, 2022	July 31, 2021
Current Assets	$5,583,337	$542
Current Liabilities	$7,394,747	$2,322,414
Working Capital Deficiency	$(1,811,410)	$(2,321,872)

Committed liquidity resources available

Year Ended
July 31,
2022
Cash	$1,088,837
Committed liquidity resources available	$–

As of July 31, 2022, the outstanding principal amount of indebtedness was $6,144,273, summarized in the table below:

Year Ended
July 31,
2022
Asset-Based Financing:
Vehicle floor plan notes payable	$2,686,379
Total asset-based financing	2,686,379

Convertible notes payable, net of discount	3,223,309
Working capital loan	337,146
Total debt	$6,144,273

The following table sets forth a summary of our cash flows:

	Year Ended
	July 31,
	2022	2021
Cash Flows provide by (used in) Operating Activities	$(1,767,497)	$19,449
Cash Flows used in Investing Activities	(2,937,320)	–
Cash Flows provided by Financing Activities	5,793,112	–
Effects on changes in foreign exchange rate	–	(19,451)
Net Change in Cash During Period	$1,088,295	$(2)

Operating Activities

Our primary sources of operating cash flows result from the sales of new and used vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, parts and merchandise, cash used to acquire customers, technology development, and personnel-related expenses. For the year ended July 31, 2022, net cash used in operating activities was $1,767,497, related to our net loss of $2,111,518, reduced by a $105,86; stock-based compensation of $63,522, amortization of debt discount of $29,857, amortization of right-of-use assets of $347,156, impairment of inventories o $349,870 increased by an increase in inventory of $1,697,003, accounts receivable of $197,554, lease liabilities of $322,675 and reduced by a change in accounts payable of $407,390, accrued liabilities and other liabilities of $270,167 and borrowings from vehicle floor plan notes payable of $1,033,744.

For the year ended July 31, 2021, net cash provided by operating activities was $1,767,497, related to our net loss of $2,111,518, reduced by accounts receivable of $2,498, accrued liabilities and other liabilities of $33,877 and due to related party of $11,796.

Investing Activities

Our primary use of cash for investing activities was for purchase of property and equipment and acquisitions to expand our operations. Cash used in investing activities for the year ended July 31, 2022 was $2,937,320 related to acquisition of dealerships of $2,784,073 and additional purchase of property and equipment of $153,247.

For the year ended July 31, 2021, the Company had no investing activities.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities for the year ended July 2022 was $5,793,112 related to proceeds of $1,487,000 from private placement, $50,000 from exercise of warrant, $3,485,000 from convertible notes, proceeds from related party and contribution to dealerships of $506,402 and repaid $1,029,896 to related party and $62,854 for working capital loan..

For the year ended July 31, 2021, the Company had no financing activities.

Off-Balance Sheet Arrangements

As of July 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or material capital resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to Pages F-1 through F-7 following Item 15, which comprise a portion of this 2022 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013 Framework in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the COSO framework criteria, because it identified the following material weakness and significant deficiencies:

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in the Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages at the date of this filing are listed in the following table:

Name	Age	Position Held with the Company
Vance Harrison	48	Chief Executive Officer, Director
Kristian Odwarka	61	President
Terina Liddiard	53	Chief Financial Officer, Secretary/Treasurer, Director
Brandon Howard	53	Chief Operations Officer
Dale Darling	65	Chief Marketing Officer
Chris Bronstorp	45	Director of Dealership Operations
Taylor Brody	32	Director
Jennifer Danielson	55	Director
Brent L. Brown	62	Director

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director, with the exception of the relationship between Vance Harrison, and Taylor Brody. Mr. Brody is the nephew of Mr. Harrison.

Involvement in Certain Legal Proceedings

Since our inception, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.Terina Liddiard, Director and CFO, filed for Chapter 7 bankruptcy on December 3, 1996 (Case no. 2:96bk28551) in the U.S. Bankruptcy Court for Utah. This bankruptcy was discharged on March 13, 1997. Ms. Liddiard had a $1,755 state tax lien filed against her on July 22, 2019 (File No. 196918519) and a $1,797 state tax lien filed against her on August 20, 2018 (File No. 186922053) in the Salt Lake District Court in Utah. There is nothing on Lexis to indicate that these liens have been released or satisfied.

Dale Darling, CMO had notice of trustee’s sales filed against a property in July 2013 and April 2013, and notices of default filed against a property in January 2013 and November 2012.

Christopher Bronstorp, DDO filed for Chapter 7 bankruptcy on December 26, 2018 (Case No. 1:18bk13204) in the U.S. Bankruptcy Court for New Mexico. This bankruptcy was discharged on April 1, 2019.

Brent L. Brown, Director, had a $2,042 state tax lien filed against him on December 19, 2022 (File No. 226412148) in the Provo County District Court in Utah. There is nothing on Lexis to indicate that this lien has been released or satisfied. Mr. Brown had a notice of trustee’s sale filed against a property on February 14, 2014.

Brent Brown was also listed as a defendant in several premises liability, personal injury, employment, and contract cases filed against Brent Brown Enterprises LLC, Brent Brown Chevrolet Buick, Brent Brown Ford Lincoln, Brent Brown Automotive Group, and Brent Brown Toyota. The majority of these cases were dismissed. Brent Brown Automotive was a garnishee defendant in a contract case filed against multiple companies, MFG Financial Inc. v. Brandy L. Hibbits (Case No. 070907192) on May 14, 2007, in the Utah District Court for Salt Lake City. A notice of default judgment was entered on November 9, 2007, for $6,781.57. Brent Brown Enterprises was listed as a defendant in a contract case, DAT & K LLC v. Brent Brown Enterprises LLC (Case No. 070912791), filed on September 5, 2007, in the Utah District Court for Salt Lake City. A judgment was entered against some of the defendants, additional information was not available.

Vance B. Harrison, Director and CEO, is party to an ongoing civil proceeding: Rymark Properties LLC, et al. v. Barron Consulting LLC, et al. (Case No. 210904596), filed on August 30, 2021, in the Utah District Court for Salt Lake City. Mr. Harrison was listed as a defendant in this case. According to the court documents, Mr. Harrison signed a real estate purchase agreement on behalf of the seller for a $6.5 million property in June 2021. On August 20, 2021, Mr. Harrison notified the plaintiffs that they intended to cancel the sale and the plaintiffs then paid an earnest deposit which had been due on June 25, 2021. On August 31, 2021, the defendants sent a notice of termination on the grounds that the plaintiffs had not provided earnest money. Mr. Harrison reported in his Questionnaire that the plaintiffs claimed that the failure to pay the earnest money was not a material breach, that the plaintiffs asserted claims against Barron Consulting and Mr. Harrison for fraud and negligent misrepresentation, and that Barron Consulting has asserted a counterclaim against Rymark Properties for breach of contract. This case is still active.

Jennifer Danielson was involved in a property rights case in her Questionnaire: Marshalek Steven v Danielson Philip, et al. (Case No. 180701106), filed on October 30, 2018 in the Utah District Court for Farmington County. According to the complaint, the plaintiffs were seeking to collect on a $529,940 judgment awarded in November 20141 against Ms. Danielson’s spouse, who had transferred his interest in real property and other assets to Ms. Danielson in April 2014. The defendants filed motions to dismiss on November 27, 2018. The court found that the statute of limitations on the property transfer had run out, the other transfers were unspecified, and the case was dismissed with prejudice on November 6, 2020.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2022, the Board of Directors meet on one occasion, and acted by unanimous written consent on various matters.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Vance Harrison, was the founder of Harrison Eurosports, a Multiline powersports dealership located in Utah, in 2009.   Mr. Harrison also established Harrison Southtowne LLC, a Mitsubishi automotive dealership in Utah, in 2019.  Mr. Harrison served as President of Harrison Eurosports, until selling his interest in that company in April of 2021.  Mr. Harrison also served as the chief executive of Harrison Southtowne LLC from its founding until selling his interest in March of 2022.  Since September 2021, Mr. Harrison has been the chief executive of the Company.  He is a motorsports enthusiast with 25 years of experience operating successful dealerships. Vance was rated a top-5 dealer in annual sales nationwide for BMW, Ducati, and Triumph for 12 years.

Karl Kristian “Kris” Odwarka, age 60, has worked in various roles with European motorcycle and automotive manufacturers over the last 30 years. From December of 2010 until January of 2022, Mr. Odwarka worked for BMW of North America, where his duties included Vice President - North America for BMW Motorrad and as the President of Husqvarna North America, both tasks across the USA and Canada. BMW Motorrad achieved record sales, market share and profits under his leadership, as well as recording the highest CSI for both sales and service, along with the highest employee and dealer satisfaction rating, out of BMW Motorrad’s five regions world-wide

Terina Liddiard, age 53, has been in the automotive accounting business for 24 years, and she worked for the 9th largest automobile retailer in the country fulfilling an array of complex accounting roles. She graduated from Stevens-Henagar Business College in 1987.

_____________________

1 Marshalek v. Lynco (Case No. 201200083588), filed October 15, 2012 in the Superior Court of California for San Diego County.

Ms. Liddiard worked for Mercedes-Benz of Draper in Draper Utah from January 2018 until April 2019. From April 2019 until January 2022, she worked for Harrison Mitsubishi Southtowne in Sandy Utah. She was the Office Manager and was responsible for accounting as well as other aspects of the dealership. From January 2022 to present she has been the CFO of Motos America.

William Karl Brandon “Brandon” Howard, age 53 has served as the Chief Operating Officer of the Company from July 2022 to the Present Brandon.  February 2018 to  July 2022 Mr. Howard served as the President and Chief Operating Officer - Wingers USA.  Mr. Howard brings an impressive resume and skill set to the Motos America team. Howard’s extensive success in building, managing, and scaling businesses in one of the most demanding industries should prove a major asset in the day-to-day operations of Motos America.

Dale Z. Darling, age 65, is a motorcycle enthusiast with an extensive career in Sales Management, Digital Publishing and Marketing. From September 2011-2017 Mr. Darling was the VP of Sales for Deseret Digital Media. Responsible for the overall revenue target for the digital publishing site ksl.com, the principal asset of Deseret Digital Media. From January 2017 to June of 2020 Dale was the SVP of Sales for Deseret Digital Media, overseeing revenue and various special projects for the publisher. Upon his retirement from Deseret Digital Media in 2020, Dale was working with the Utah Section of the PGA as a Board Member [October 2018-current] and on special assignments regarding revenue and strategy. Beginning in January of 2022, Dale has served as Chief Marketing officer for Motos America. The role has required the management of revenue development, lead generation, marketing vendor relationships and overall apparel creation and distribution.

Chris Bronstorp, age 45, has climbed up as a porter to a general manager in automotive and motorcycle dealerships over the last 21 years. From April 2015 until February 2020, Mr. Bronstorp has served as the General Manager for BMW Motorrad Dealership in New Mexico. From February 2020 until March 2022 he served as an Area Business Manager for BMW Motorrad USA overseeing fourteen dealers in the American Northwest. Chris has served in his current role as Director of Dealer Operations for Motos America since March 2022.  His duties have included all dealer operations, inventory management, building remodels, employee and customer satisfaction. Mr. Bronstorp is proud to offer unparalleled employee and customer satisfaction, with an emphasis on the customer as a priority to the Company. His Education history includes a Bachelor's degree from the University of New Mexico, Associates in Diesel Mechanics from Wyotech, and halfway completed with his MBA from University of Phoenix..

Taylor Brody, age 32, has worked in the Powersports Industry since 2013. He is the Founder of Resgato Digital Agency, which provides digital marketing services and consulting to its clients. Mr. Brody has worked at Resgato for the last 5 years. Mr. Brody integrates his expertise and experience in marketing, along with zeal in the Powersports Industry to Motos America Inc.

Jennifer Danielson. For over 20 years, Ms. Danielson has advised policy makers and political leaders on health competition and impacts, earning her the reputation as a national influencer in advancing policy.

Jennifer completed her Bachelor of Arts and Juris Doctorate at the University of Utah and Honors International Exchange Programme at Cambridge University.

Jennifer has served as Chief Growth Officer for Collective Health from January of 2022 until present day. In this role, she is responsible for scaling the company’s core TPA growth and diversifying lines of service to expand market opportunity.

She served as Senior Vice President, Public Affairs and Policy for Cambia Health Solutions from 2018 - 2021, responsible for positively positioning and securing approval for national scope of activity, and for leading an innovation ecosystem accelerator.

She served as Senior Vice President of Strategy and Policy for Cambia Health Solutions for the years 2017 and 2018 in accelerating opportunities to successfully pivot the company’s strategy from a health insurance company to a health care technology platform, and in working to advance national interoperability initiatives.

Jennifer served as president of Blue Cross Blue Shield of Utah, a subsidiary of Cambia Health Solutions from 2011- 2012 where she held responsibility for the $1b company that served just under 500,000 customers. As President of Regence Blue Cross Blue Shield of Utah, she radically changed the competitive trajectory for a $1B division of a $9B+ health care company (Cambia Health Solutions) by leveraging her comprehensive understanding of the market and ability to navigate complex challenges.

Brent L. Brown. Brent L. Brown, age 63, has spent a lifetime in Automotive Dealerships. In 1999 Mr. Brown founded Brent Brown Toyota. Brent Brown Toyota was Utah's largest volume new car dealership in 2016, outselling every dealership of every brand. The dealership was also recognized in early 2017 for being the #1 Metro Toyota dealership in the United States in Customer Retention. The dealership is also an eight-time winner of Toyota's prestigious President's Award, Toyota's highest recognition for a well-run, customer focused dealership. Mr. Brown sold his interest in the Toyota dealership in October of 2018, and has been retired from regular employment since that time.

Corporate Compliance, Governance Principles and Code of Ethics

Our Board is committed to sound corporate governance principles and practices. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board is also developing a Code of Business Conduct and Ethics, which will be applicable to all directors, officers, and employees.

Board of Directors

The business and affairs of our company are managed by or under the direction of the Board. The Board is currently composed of five members. The Board has not appointed a lead independent director; instead the presiding director for each executive session is rotated among the Chairs of the committees of our Board.

The Board held six meetings and took six actions by unanimous written consent during the year ended July 31, 2022. In 2022, each person serving as a director attended at least 75% of the total number of meetings of our Board and any Board committee on which he served.

Our directors are expected to attend our Annual Meeting of Stockholders. Any director who is unable to attend our Annual Meeting is expected to notify the Chairman of the Board in advance of the Annual Meeting. All of our directors serving at the time of the 2022 Annual Meeting of Stockholders were in attendance.

Committees of the Board

Our Company does not have a nominating, compensation, or audit committee, or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees at this time because our directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a board member that qualifies as “independent” as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Director Independence

Our Board has determined that Mr. Brent Brown, and Ms. Jennifer Danielson qualify as “independent” directors in accordance with the listing requirements of The NASDAQ Stock Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with the Company that would interfere with a director’s exercise of independent judgment in carrying out the responsibilities of a director. There are no family relationships among any of our directors or executive officers.

Communications with the Company and the Board

Stockholders may communicate with the Company through its Investor Relations Department by writing to Investor Relations, Motos America, Inc., 510 South 200 West, Suite 110 Salt Lake City, Utah 84101.

Stockholders interested in communicating with our Board, any Board committee, any individual director, or any group of directors (such as our independent directors) should send written correspondence to Motos America, Inc. Board of Directors, Attn: Secretary, 510 South 200 West, Suite 110 Salt Lake City, Utah 84101.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table with Stock Options

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the years ended July 31, 2022 and July 31, 2021 (“named executive officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus	Vested Stock Awards	Unvested Stock Quantity	Total
Vance Harrison	2022	$180,000	$–	$–		$180,000.00
CEO, Director	2021	$180,000	$–	$–

Kristian Odwarka	2022	$90,000	$–	$–	200,000	$90,000.00
President	2021	$–	$–	$–

Terina Liddiard	2022	$72,000	$–	$–	25,000	$72,000.00
Chief Financial Officer, Secretary/Treasurer Director	2021	$–	$–	$–

Brandon Howard	2022	$156,000	$–	$–	50,000	$156,000.00
Chief Operating Officer	2021	$–	$–	$–

Dale Darling	2022	$72,000	$–	$–	100,000	$72,000.00
Chief Marketing Officer	2021	$–	$–	$–

Christopher Bronstorp	2022	$133,000	$–	$–	25,000	$133,000.00
Director of Dealership Operations	2021	$–	$–	$–

Taylor Brody	2022	$18,000	$–	$–	25,000	$18,000.00
External Director	2021	$–	$–	$–

Jennifer Danielson	2022	$18,000	$–	$–
External Director	2021	$–	$–	$–

Brent L. Brown	2022	$18,000	$–	$–
External Director	2021	$–	$–	$–

Executive Employment Agreements and Other Arrangements

The Company has executed employment agreements with Vance Harrison, K. Kristian Odwarka, Terina Liddiard, Brandon Howard, Dale Darling and Lance Isaacs.  Each of these agreements allows for termination with or without cause.  The agreements provide for indemnification and attorneys fees legal actions taken against the employee for actions taken by them in good faith and in their capacity as an employee of the Company. The agreements also mandated binding arbitration in the event of a dispute that arises between the Company and the employee as result of such agreements.

Each agreement provides for standard benefits such as medical and dental plans, life and disability insurance, as well as retirement plans.  The agreements also allow for bonuses from time to time as awarded by the Board of Directors. During the year ended July 31, 2022, no such bonuses have been awarded or paid. Each of these agreements is appended hereto as an exhibit and made part hereof.

Although no contract has been entered into between Chris Bronstorp and the Company, his verbal agreement with the Company is substantially similar to the agreements executed with other officers of the Company, and is summarized hereinafter.

The following summarizes the particular terms of the employment agreements of executive team. Such summaries are qualified in their entirety by the actual agreements, appended hereto as exhibits:

Vance Harrison, CEO

Mr. Harrison entered into an employment agreement with the company on December 1, 2021.  The term of this agreement is for 5 years. This agreement calls for a base annual salary of $180,000.00, which increases to $360,000.00 over time.  This agreement contains no provision for stock options, it does however grant to Mr. Harrison a put option to sell up to 200,000 common voting shares to the Company at the price of $7.50 per share for a period of 4 years, beginning on December 1st, 2022.  The Agreement allows for termination with or without cause.  The agreement provides for indemnification and attorneys fees legal actions taken against the employee for actions taken by them in good faith and in their capacity as an employee of the Company. The agreement also mandated binding arbitration in the event of a dispute that arises between the Company and the employee as result of the agreement.

Karl Kristian "Kris" Odwarka, President

Mr. Odwarka entered into an employment agreement with the company on January 1, 2022.  The term of this agreement is for 2 years. This agreement calls for a base annual salary of $60,000.00 for 2022, which increases to $90,000.00 for 2023.

This agreement contains stock options of 200,000 shares, granted on March 1, 2022 with a 4 year vesting period.  Stock options have an exercise price of $1.00 with an expiration date of March 1, 2030.

Terina Liddiard, CFO

Ms. Liddiard entered into an employment agreement with the company on January 1, 2022.  The term of this agreement is for 5 years. This agreement calls for a base monthly salary of $6,000.00 with a bonus of $500.00 per month for each dealership acquired by the company, beginning with the 4th such dealership acquired or managed by the company.

The agreement is up to $4000.00 in bonus per month should the Company have 11 or more dealerships under management or ownership. The base salary shall be reviewed on or before December 31st of each year unless executive’s employment hereunder shall have been terminated earlier pursuant to this Agreement.

This agreement contains stock options of 25,000 shares, granted on March 1, 2022 with a 4 year vesting period. Stock options have an exercise price determined at vesting, with an expiration date of March 1, 2030.

Brandon Howard, COO

Mr. Howard entered into an employment agreement with the company on July 1, 2022.  The term of this agreement is for 5 years. This agreement calls for a base annual salary of $156,000.00. The annual Base Salary shall be reviewed on or before December 31st of each year, unless executive’s employment hereunder shall have been terminated earlier pursuant to this Agreement.

This agreement contains stock options of 50,000 shares, granted on July 1, 2022 with a 5 year vesting period.  Stock options have an exercise price of $3.33 with an expiration date of July 1, 2030.

Dale Darling, CMO

Mr. Darling entered into an employment agreement with the company on January 10, 2022.  The term of this agreement is for 5 years. This agreement calls for a base annual salary of $72,000.00 for 2022, $90,000.00 for 2023, $120,000.00 for 2024, $120,000.00 plus COLA for 2025 and 2026.. The annual Base Salary shall be reviewed on or before December 31st of each year, unless executive’s employment hereunder shall have been terminated earlier pursuant to this Agreement.

This agreement contains stock options on 100,000 shares, granted on March 1, 2022 with a 5 year vesting period.  Stock options have an exercise price of $2.00 per share, with an expiration date of March 1, 2030.

Chris Bronstorp, Director of Dealership Operations

Mr. Bronstorp entered into an employment agreement with the company on April 1, 2020.  The term of this agreement is for 5 years. This agreement calls for a base annual salary of $133,000.00. The annual Base Salary shall be reviewed on or before December 31st of each year, and adjusted for Cost of Living Adjustments (“COLA”) as published by the United States Social Security Administration.

This agreement contains stock options of 25,000 shares, granted on April 1, 2022 with a 5 year vesting period.  Stock options have an exercise price of $2.00, with an expiration date of April 1, 2030.

Lance Isaacs, CXO

Mr. Isaacs entered into an employment agreement with the company on February 1, 2022.  The term of this agreement is for 5 years. This agreement calls for a base annual salary of $36,000.00. The annual Base Salary shall be reviewed on or before December 31st of each year,, unless executive’s employment hereunder shall have been terminated earlier pursuant to this Agreement.

This agreement contains stock options of 25,000 shares, granted on March 1, 2022 with a 5 year vesting period.  Stock options have an exercise price determined on vesting, with an expiration date of March 1, 2030.

Other Agreements:

Taylor Brody

Mr. Brody entered into a services agreement for a contractor with the company on January 1, 2022.  The term of this agreement is for 4 years. This agreement calls for a fee at the annual rate of $30,000.00 for digital marketing consulting for 20 to 30 hours monthly.

This agreement contains stock options on 25,000 shares, granted on March 1, 2022 with a 4 year vesting period.  Stock options have an exercise price of $2.00, with an expiration date of March 1, 2030.

Non-Employee Director Compensation

We have not yet established a policy for non-employee director compensation. As of July 31, 2022, no compensation had been paid to our non-employee directors, except (i) contract service fees paid to our director Taylor Brody under the terms of a services agreement with us, which we further describe under “Certain Relationships and Related Party Transactions - Services Agreement” and (ii) an award of ___ restricted stock units under the Company’s Stock Incentive Plan (the “Incentive Plan”) to Mr. Brody in connection with his services agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2022 with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	1,500,000	$1.49	1,175,000
Equity compensation plans not approved by stockholders	0	0	0
Total	1,5000,000	$1.49	1,175,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock that may be acquired upon exercise or vesting of equity awards within 60 days of the date of the table below are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of April 25, 2023, 50,000 shares of common stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of April 25, 2023, by (i) each of our directors, director nominees, and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Name & Address of Beneficial Owner(1)	Title of Class	Beneficial Ownership	Percent of Beneficial Ownership (%)
Officers and Directors
Vance B Harrison, CEO-Director (2)	Common	4,670,775	65.8%
Brent L. Brown, Director (3)	Common	382,000	5.4%
K. Kristian Odwarka, President	Common	100,000	1.4%
Terina Liddiard, CFO (4)	Common	19,000	0.3%
Dale Darling, CMO	Common	16,000	0.2%
Jennifer Danielson, Director	Common	16,000	0.2%
Total of Officers and Directors		5,203,775	73.3%

Other 5% Shareholders:
None

(1)	Unless otherwise noted below, the address of each person listed on the table is c/o Motos America, Inc., 3131 W 2210 S, Suite C, Salt Lake City, Utah 84119.
(2)	Vance B. Harrison, CEO owns or has beneficial ownership of these shares of common stock of the Company through the following entities: Barron Holdings LLC 3,333,333 common shares, Barron Consulting LLC., 86,000 common shares, Big River Living Trust 100,000 common shares, The Living Trust of Vance Harrison 18,000 common shares and Moto America, Inc. (a Utah corporation, separate from the issuer of similar name) 1,133,442 common shares.
(3)	Brent L. Brown, Director owns or has beneficial ownership of these shares of common stock of the Company through the following entities: The Brent L. Brown Trust 344,000 common shares, Melisa Maverick (his spouse) 38,000 common shares.
(4)	Terina Liddiard, CFO, has beneficial ownership of 19,000 common shares through Terton LLC, which she jointly owns with a family member.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Policy

As discussed in Notes 1 and 7 from consolidated financial statements, as part of the change of control, the Company realized a gain on disposal of subsidiary and debt forgiveness to our former CEO, which was recorded to additional paid in capital.

As discussed in Notes 8 and 9 from consolidated financial statements, related parties contributed in the purchase of our private placement offering and purchase of warrants.

As discussed in Note 5 from consolidated financial statements , the Oregon dealerships were purchased from our CEO during August 2021.

Put Option

On December 31, 2021, the Company issued to our CEO, a put option to sell or put up to 200,000 shares at the price of $7.50 per share ($1,500,000). The put option is exercisable at any time during the four (4) year period, beginning on December 1, 2023 and ending on December 1, 2027. As of July 31, 2022, the Company has not recognized a liability for the option as it is currently not exercisable. This Put Agreement is attached hereto as Exhibit 13.1.

Due to Related Party

As of July 31, 2022, the Company was obligated to our CEO, for an unsecured, non-interest-bearing due on demand loan with a balance of $285,317. No written agreement documents this transaction.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended July 31, 2022 and 2021, respectively.

	2022	2021

Audit Fees	$–	$5,000
Audit-Related Fees	5,000	–
Tax Fees	–	–
All Other Fees	7,500	–
Total	$12,500	$5000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees that would normally be disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning. The services for the fees that would normally be disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a) We have filed the following documents as part of this 2022 Form 10-K:

1.	The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Audited Financial Statements” on page F-1 and included on pages F-2 through F-7.

2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits included or incorporated herein: See below.

Exhibit Number	Description of Exhibit
10.1	Brandon Howard Employment Agreement
10.2	Dale Darling Employment Agreement
10.3	Karl Kristian Odwarka Employment Agreement
10.4	Lance Isaacs Employment Agreement
10.5	Taylor Brody Services Agreement
10.6	Terina Liddiard Employment Agreement
10.7	Vance Harrison Employment Agreement
10.8	Vance Harrison Put Agreement
10.9	Oregon Membership Purchase Agreement
10.11	Nashville Asset Purchase Agreement
21.1	Cascade Motos Eugene (Subsidiary) Registration
21.2	Cascade Motos Portland (Subsidiary) Registration
21.3	Motos America Nashville (Subsidiary) Registration
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase

ITEM 16.    FORM 10-K SUMMARY.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Motos America Inc.

Date: May 8, 2023	By:	/s/ Vance Harrison
Vance Harrison Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vance Harrison	Chief Executive Officer, Director	May 8, 2023
Vance Harrison	(Principal Executive Officer)

/s/ Terina Liddiard	Chief Financial Officer, Secretary/Treasurer Director	May 8, 2023
Terina Liddiard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Taylor Brody	Director	May 8, 2023
Taylor Brody

/s/ Jennifer Danielson	Director	May 8, 2023
Jennifer Danielson

/s/ Brent L. Brown	Director	May 8, 2023
Brent L. Brown

MOTOS AMERICA INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Motos America Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motos America Inc. (the Company) as of July 31, 2022 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses and has negative working capital which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations and Goodwill

Critical Audit Matter Description

The Company engaged in multiple acquisitions and these transactions were accounted for as business combinations. Significant judgment is exercised by the Company in accounting for and disclosing the components of these acquisitions in accordance with the acquisition agreements and US GAAP, including determination of goodwill and impairment considerations, and is primarily comprised of the following:

•	Evaluation of the acquisition agreements to identify and relevant terms.

•	Identification of classes of acquired assets and allocation of purchase price.

•	Treatment of contract terms that may impact the timing and valuation of acquired entities, as well as consideration transferred by the Company.

•	Determination of goodwill and any impairment during the periods presented.

Given these factors, the related audit effort in evaluating the Company's judgments in determining accounting and disclosure of business combinations was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's business combinations included the following:

•	We evaluated the Company's significant accounting policies and estimates related to these business acquisitions for reasonableness.

•	We obtained the acquisition agreements and evaluated the Company’s identification and disclosure of acquisition agreement terms, including name and descriptions of the acquirees, acquisition date, percentage of voting interest acquired, reasons for the acquisitions, description of goodwill, and acquisition date fair value of assets obtained and liabilities assumed.

•	We examined the Company’s valuation of consideration transferred and liabilities assumed.

•	We evaluated the Company’s allocation of the purchase price and assessment of goodwill.

•	We evaluated the Company’s business combination disclosures for consistency with acquisition agreements and compliance with US GAAP.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2022.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 5, 2023

MOTOS AMERICA INC.

CONSOLIDATED BALANCE SHEET

	July 31,	July 31,
	2022	2021
Assets
Current Assets
Cash	$1,088,837	$542
Accounts receivable	197,554	–
Inventories	4,228,853	–
Subscription receivable	20,000	–
Other current assets	48,093	–
Total Current Assets	5,583,337	542

Property and equipment, net	863,565	–
Intangible assets	625,000	–
Operating lease right of use assets	2,045,489	–
Goodwill	445,539	–
Total Assets	$9,562,930	$542

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$407,390	$85,956
Accrued liabilities and other liabilities	306,202	967,189
Convertible notes payable	1,520,000	–
Convertible notes payable, net - related parties	1,703,309	–
Vehicle floor plan notes payable	2,583,818	–
Due to related party	285,317	1,248,070
Operating lease liabilities - current	512,986	–
Working capital loans - current	75,725	–
Current tax liabilities	–	21,199
Total Current Liabilities	7,394,747	2,322,414

Operating lease liabilities - noncurrent	1,556,984	–
Working capital loans - noncurrent	261,421	–
Due to related party - noncurrent	50,000	–
Deferred tax	–	9,236
Total Liabilities	9,263,152	2,331,650

Stockholders' Equity (Deficit)
Preferred stock: 30,000,000 shares authorized; $0.001 par value
Series A preferred stock, $0.001 par value, 10,000,000 shares designated; 33,334 shares issued and outstanding	33	–
Common stock: 1,000,000,000 shares authorized; $0.001 par value, 2,782,458 and 1,978,958 shares issued and outstanding, respectively	2,783	1,979
Additional paid in capital	10,075,705	5,550,412
Accumulated other comprehensive loss	–	(216,274)
Accumulated deficit	(9,778,743)	(7,667,225)
Total Stockholders' Equity (Deficit)	299,778	(2,331,108)

Total Liabilities and Stockholders' Equity (Deficit)	$9,562,930	$542

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	July 31,
	2022	2021

Revenue
Vehicle sales	$14,872,494	$–
Parts, service and accessories	4,387,262	–
Finance and insurance	918,477	–
Total revenue	20,178,233	–
Cost of revenue	15,791,251	–
Gross profit	4,386,982	–

Operating expenses
Selling, general and administration	2,885,534	27,199
Professional fees	813,810	–
Payroll	2,841,641	–
Total operating expenses	6,540,985	27,199

Operating loss	(2,154,003)	(27,199)

Other income (expense)
Interest expense	(280,628)	–
Other income	498,935	–
Other expense	(175,822)	(1,523)
Total other income (expense)	42,485	(1,523)

Loss before provision for income taxes	(2,111,518)	(28,722)

Income tax expense	–	–

Net loss	$(2,111,518)	$(28,722)

Other comprehensive loss	–	(19,451)

Comprehensive loss	$(2,111,518)	$(48,173)

Basic and diluted loss per common share	$(0.93)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	2,278,885	1,978,958

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)

Balance, July 31, 2020	–	$–	1,978,958	$1,979	$5,550,412	$(196,823)	$(7,638,503)	$(2,282,935)

Effects of foreign currency adjustment	–	–	–	–	–	(19,451)	–	(19,451)
Net loss	–	–	–	–	–	–	(28,722)	(28,722)
Balance, July 31, 2021	–	–	1,978,958	1,979	5,550,412	(216,274)	(7,667,225)	(2,331,108)

Preferred stock issued for settlement of debt and deconsolidation of subsidiary	33,334	33	–	–	2,107,590	216,274	–	2,323,897
Common stock issued for cash	–	–	753,500	754	1,506,246	–	–	1,507,000
Common stock issued for exercise of warrant	–	–	50,000	50	49,950	–	–	50,000
Warrant issued with debts	–	–	–	–	291,583	–	–	291,583
Stock option vesting	–	–	–	–	63,522	–	–	63,522
Contribution to dealership	–	–	–	–	506,402	–	–	506,402
Net loss	–	–	–	–	–	–	(2,111,518)	(2,111,518)
Balance, July 31, 2022	33,334	$33	2,782,458	$2,783	$10,075,705	$–	$(9,778,743)	$299,778

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(2,111,518)	$(28,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105,861	–
Stock-based compensation	63,522	–
Amortization of debt discount	29,857	–
Impairment of inventories	349,870	–
Amortization of right-of-use assets	347,156	–
Changes in operating assets and liabilities:
Accounts receivable	(197,554)	–
Inventories	(1,697,003)	–
Other current assets	(46,315)	–
Accounts payable	407,390	2,498
Accrued liabilities and other liabilities	270,168	33,877
Operating lease liabilities	(322,675)	–
Increase in borrowings from vehicle floor plan notes payable	1,033,744	–
Due to related party	–	11,796
Net Cash provided by (used in) Operating Activities	(1,767,497)	19,449

Cash Flows from Investing Activities:
Purchase of property and equipment	(153,247)	–
Acquisition of dealerships	(2,784,073)	–
Net Cash used in Investing Activities	(2,937,320)	–

Cash Flows from Financing Activities:
Proceeds from private placement	1,487,000	–
Proceeds from exercise of warrant	50,000	–
Proceeds from convertible notes payable	1,520,000	–
Proceeds from convertible notes - related parties	1,965,000	–
Proceeds from related party	1,357,460	–
Repayments to related party	(1,029,896)	–
Repayments of working capital loans	(62,854)	–
Contribution to dealerships	506,402	–
Net Cash provided by Financing Activities	5,793,112	–

Effects on changes in foreign exchange rate	–	(19,451)

Net change in cash	1,088,295	(2)
Cash, beginning of year	542	544
Cash, end of year	$1,088,837	$542

Supplemental cash flow information:
Cash paid for interest	$225,146	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activity
Initial recognition of right-of-use assets	$2,392,645	$–
Change in control - debt forgiveness	$2,107,590	$–
Warrants issued with debt instruments	$291,583	$–

The accompanying notes are an integral part of these consolidated financial statements.

MOTOS AMERICA INC.

NOTES TO THE CONSOLIDTAED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization

The Company was incorporated under the laws of the State of Nevada on April 25, 2007 under the name “Contact Minerals Corp.,” and later changed its name to Weconnect Tech International, Inc. In November 2021 the Company filed Articles of Amendment with the State of Nevada whereby it changed its name to “Motos America Inc.”

The Company considers itself as a lifestyle company. The Company develops new open points, buys and operates BMW Motorcycle, Triumph Motorcycle and Ducati Motorcycle dealerships. It is the belief of the Company that these brands are not sold as practical transportation; instead, they are luxury items that buyers consume as part of a more extensive and exclusive lifestyle choice. The Company has acquired four dealerships and plans to acquire more existing dealerships and develop new “open point” dealerships.

The Company’s business office is located at 510 South 200 West, Suite 110 Salt Lake City, Utah 84101.

Change of Control

On September 27, 2021, certain sellers of shares of our common stock, including our former sole executive officer and director, Shiong Han Wee (collectively, the “Seller”), and our current chief executive officer, Vance Harrison (the “Buyer”) entered into a Sale and Purchase Agreement dated September 24, 2021, pursuant to which the Buyer agreed to purchase from the Sellers an aggregate of 1,454,943 shares of common stock of the Company (the “Common Shares”) and 33,334 shares of Series A Preferred Convertible Stock (the “Preferred Shares”). The Preferred Stock was issued to the Seller on September 24, 2021, as payment in full of all amounts owed by the Company ($2,323,897) and disposition of the subsidiary to the Seller.

The transaction resulted in the Buyer having approximately 90% of the voting control.

Reverse Stock Split and Corporation Actions

On November 1, 2021, the Board of Directors of the Company authorized a 1-for-300 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock, par value $0.001 per share, along with a name change, and elected to apply for a new trading symbol and CUSIP number for its common shares.

On November 17, 2021, the Company, filed with the Secretary of the State of Nevada Amended and Restated Articles of Incorporation. These Restated Articles changed the name of the Company to Motos America Inc., and the Reverse Stock Split. On December 14, 2021, the Company, filed with the Financial Industry Regulatory Authority (FINRA) and the Stock Split and corporate actions were effective as of June 16, 2022.

As a result of the Reverse Split, the number of authorized shares of Common and Preferred Stock was unchanged.

All share and per share information in these financial statements retroactively reflect this Reverse Split.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of July 31, 2022, the Company had an accumulated deficit of $9,778,743, and net loss of $2,111,518 for the year ended July 31, 2022. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Basis of Consolidation

The consolidated financial statements include the accounts of Motos America Inc. and its wholly owned subsidiaries, collectively referred to as the “Company.” All inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, and fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of July 31, 2022 and 2021, the Company had cash of $1,088,837 and $542, respectively, and did not have cash equivalents. At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to these cash concentrations. The Company only uses highly rated financial institutions to hold its cash deposits.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The carrying amounts shown of the Company’s financial instruments including cash, accounts receivable, inventories, other current assets, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term, if applicable. Following are the details of estimated useful lives and depreciation method:

	Useful Life	Depreciation method
Furniture, fixtures and equipment	5 years	Straight -line
Machinery and shop equipment	7 years	Straight -line
Vehicles	5 -7 years	Straight-line

Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Impairments are recognized when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value of the asset. Costs of significant additions, renewals, and betterments, are capitalized and depreciated. Maintenance and repairs are charged to expense when incurred. See Note 6 — Property and Equipment, Net for additional information on property and equipment.

Business Combinations

In accordance with ASC 805-10, “Business Combinations,” the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Goodwill and Other Intangible Assets

Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, recoverability tests must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, impairment tests must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.

The Company has the option to perform a qualitative assessment of goodwill rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the impairment testing discussed above. Otherwise, the Company does not need to perform any further assessment.

Leases

The Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company assesses whether the lease is an operating or finance lease at its inception. Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. To calculate the present value, the Company uses the implicit rate in the lease when readily determinable. The incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, it uses uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate. The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are included in right-of-use assets, current portion lease liabilities, and operating lease liabilities on the accompanying consolidated balance sheets.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company’s revenue consists primarily of pre-owned and wholesale vehicle sales. See Note 3 – Revenue for additional information on our significant accounting policies related to revenue recognition.

Cost of Revenue

Cost of vehicle sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Reconditioning costs include parts, labor, overhead costs, and other vehicle repair expenses directly attributable to specific vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of revenue also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs and expenses for compensation and benefits, advertising to consumers and dealers, development and operating our product procurement and distribution system, managing our logistics system, transportation cost associated with selling vehicles, establishing our dealer partner arrangements, and other corporate

Stock-Based Compensation

The Company recognizes compensation expense for stock options issued for services in accordance with ASC 718, “Compensation – Stock Compensation.” The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock value as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred and are included in sales and advertising expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Advertising and marketing expenses were $317,048 and $0, for the years ended July 31, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the year ended July 31, 2022, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive. There were no potentially dilutive instruments outstanding during the year ended July 31, 2021.

For the year ended July 31, 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

Shares
Series A Preferred Stock	3,333,334
Series A Convertible Bonds	330,000
Series B Convertible Bonds	146,000
Series A Convertible Debenture	450,000
Warrants	300,000
Stock options	620,000
Total	5,179,334

Inventories

Vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of vehicles held for sale or currently undergoing reconditioning and is stated at the lower of cost or net realizable value (“NRV”). Vehicle inventory cost is determined by specific identification. Parts, labor and overhead costs associated with reconditioning vehicles, as well as other incremental expenses associated with acquiring and reconditioning vehicles, are included in inventory. Each reporting period, the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or NRV through cost of revenue in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

All of the Company’s inventories consists of new and used vehicles, parts, accessories and apparel held for sale.

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

Subscription Receivable

As of July 31, 2022, the Company had a subscription receivable from an employee for $20,000 for issuance of 10,000 shares of common stock. The amount was received on August 8, 2022.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity,” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On August 1, 2021, the Company adopted this standard in its consolidated financial statements and did not record beneficial conversion feature with issuance of conversion debts.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 3 - REVENUE

Our revenue consists of new vehicle sales, retail and wholesale used vehicle sales, sales of finance and insurance products and sales of parts, service, accessories and apparel.

New and Used Powersports Vehicles

The Company sells new and used powersports vehicles, primarily motorcycles. The transaction price for a powersports vehicle sale is determined with the customer at the time of sale. Customers often trade in their own powersports vehicle to apply toward the purchase price of a retail new or used powersports vehicle. The trade-in powersports vehicle is a type of non-cash consideration measured at fair value, based on external and internal market data for a specific powersports vehicle, and applied as payment of the contract price for the purchased powersports vehicle.

When the Company sells a new or used powersports vehicle, transfer of control typically occurs at the point in time of the delivery of the vehicle to the customer, which is generally at the time of sale. At that point in time the customer is able to direct the use of and obtain substantially all benefits from the powersports vehicle at. In many cases, the Company arranges third-party financing for the retail sale of powersports vehicles to customers, in exchange for a fee paid to the Company by a third-party financial institution. The Company receives payment directly from the customer at the time of sale or from a third-party financial institution within a short period of time following the sale (referred to as “contracts in transit”). The Company establishes provisions, which are not significant, for estimated returns and warranties on the basis of both historical information and current trends.

Parts, Service and Accessories

The Company sells parts and vehicle services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and to a much lesser extent, collision-related repairs. The Company also sells parts through retail counter channels, and to a much lesser extent, parts are wholesaled to other businesses.

Each repair and maintenance service is a single performance transaction that includes both the parts and labor as well as shop supplies associated with the vehicle service. Payment for each vehicle service work is typically due upon completion of the service, which is generally completed within a short period from contract inception. The transaction price for repair and maintenance services is based on the parts used, the number of labor hours applied, and/or standardized hourly labor rates. The performance obligations for repair and maintenance service are satisfied over time and create an asset with no alternative use and with an enforceable right to payment for performance completed to date. Revenue is recognized over time based on a direct measurement of labor hours, parts and accessories that are allocated to open service and repair orders at the end of each reporting period. Repair orders that transit reporting periods are categorized as work-in-process. As a practical expedient, the time value of money is not considered since repair and maintenance service contracts have a duration of one year or less. The transaction price for wholesale and retail counter parts sales is determined at the time of sale based on the quantity and price of each product purchased. Payment is typically due at time of sale, or within a short period following the sale. The Company establishes provisions, which are not significant, for estimated parts returns based on historical information and current trends.

The delivery method of wholesale and retail counter parts vary. The Company generally considers control of wholesale and retail counter parts to transfer when the products are shipped, which typically occurs the same day as or within a few days of sale.

Finance and Insurance

The Company sells and receives commissions on the following types of finance and insurance products: extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, among others. The Company offers products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries.

Pursuant to the arrangements with these third-party providers, the Company sells the products on a commission basis. For the majority of finance and insurance product sales, the Company’s performance obligation is to arrange for the provision of goods and services by another party. The Company’s performance obligation is satisfied when this arrangement is made, which is when the finance and insurance product is delivered to the end customer, generally at the time of the vehicle sale. As an agent, the Company recognizes revenue in the amount of any fee or commission to which it expects to be entitled, which is the net amount of consideration that it retains after paying the third-party provider the consideration received in exchange for the goods or services to be fulfilled by that party.

There are no significant judgements or estimates required in determining the satisfaction of the performance obligations or the transaction price allocated to the performance obligations. As revenue is recognized at a point-in-time, costs to obtain the customer (i.e. commissions, advertising and the like) do not require capitalization.

Disaggregation of Revenue

Current accounting standards require that companies disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company has included its revenues disaggregated in its consolidated statements of operations and comprehensive loss to satisfy this requirement.

The Company‘s dealerships typically sell new BMW, Ducati, and Triumph motorcycles as well as a few smaller ancillary brands, as well as various brands of used motorcycles. The Company’s dealerships generate profit from:

1.	Sales of new and used motorcycles
2.	Sales of parts, service and accessories
3.	Sales of finance and insurance (“F&I”) products incident to the purchase of the motorcycles

The significant majority of the Company’s revenue is from contracts with customers.

NOTE 4 – INVENTORIES AND VEHICLE FLOOR PLAN FINANCING

Inventory consists of the following as of July 31, 2022 and 2021:

	July 31,	July 31,
	2022	2021
New motorcycles	$1,935,906	$–
Used motorcycles	1,053,005	–
Parts	528,114	–
Inventory in transit	248,820	–
Tires	79,529	–
Accessories	53,116	–
Rider's apparel	276,468	–
Other	53,895	–
	$4,228,853	$–

During the year ended July 31, 2022, the Company recorded impairment loss of inventory of $349,870.

Vehicle floor plan notes payable as of July 31, 2022 and 2021, was $2,583,818 and $0, respectively.

Floor plan notes payable reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Changes in vehicle floor plan notes payable- trade are reported as operating cash flows in the accompanying Consolidated Statements of Cash Flows.

New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables are reflective of the gross cost of the vehicle. The vehicle floor plan payables, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability. Vehicle floor plan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floor plan facilities are primarily collateralized by vehicle inventories and related receivables.

New and used vehicle floor plan facilities generally utilize, US Prime Rate, Secured Overnight Financing Rate (“SOFR”), or Average Daily Balance (“ADB”)-based interest rates, which generally ranged between 7% and 15% as of July 31, 2022. The aggregate capacity to finance our inventory under the new and used vehicle floor plan facilities was $5,525,000 as of July 31, 2022.

Inventory serves as collateral under floor plan notes payable borrowings.

NOTE 5 - ACQUISITIONS

Effective March 1, 2022 the Company consummated the purchase of 100% of the membership interests in two Oregon LLCs: Cascade Moto Eugene, LLC and Cascade Moto Portland. These two Oregon LLCs were purchased by the Company’s CEO on August 15, 2021. The Company and two Oregon LLCs were under common control since August 15, 2021. Under ASC 805-50, Related Issues, the consolidated financial statements incorporate the Oregon LLCs financial results and financial information for all periods presented, at their historical carrying amounts. The assets, liabilities, and the results of the Oregon LLCs have been included in the historical results since August 15, 2021.

The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the Acquisition Date:

Fair Value of Consideration:
Cash	$2,113,530
Working capital loan	300,000
Floor plan notes payable	1,124,622
Total purchase price	$3,538,152

The following table summarizes the identifiable assets acquired assumed upon acquisition of the Oregon LLCs and the calculation of goodwill on acquisition date:

Total purchase price	$3,538,152

Inventory	2,252,625
Property and equipment	566,179
Intangibles	475,000
Other assets	1,778
Other liability	(27,969)

Goodwill	$270,539

Effective March 14, 2022 the Company consummated the purchase of the assets of Bloodworth Motorsports, Inc, a Tennessee corporation. These assets constitute the BMW and Ducati Motorcycle dealership located in Nashville, TN.

The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the Acquisition Date:

Cash	$670,543
Working capital loan	100,000
Floor plan notes payable	425,452
Total purchase price	$1,195,995

The following table summarizes the identifiable assets acquired assumed upon acquisition of subsidiary and the calculation of goodwill on acquisition date:

Total purchase price	$1,195,995

Inventory	629,095
Property and equipment	250,000
Intangibles	150,000
Other liability	(8,100)

Goodwill	$175,000

We recognized the assets and liabilities for these acquisitions based on our estimates of their acquisition date fair values. Based on the allocation of the fair value of the acquisition price, goodwill represents the excess of the acquisition price fair value over the fair values of the tangible and identifiable intangible assets acquired, which is essentially the forward earnings potential of the acquired entities. Goodwill will not be amortized but will be tested at least annually for impairment.

From the date of acquisition until July 31, 2022, the acquired business contributed revenues of approximately $20,178,000 and loss from operations of $1,780,000, which are included in our Consolidated Statement of Operations and Comprehensive Loss for the year ended July 31, 2022. The seller has not maintained historical U.S. GAAP financial data and it is impracticable to prepare them, therefore, we could not provide supplemental pro forma information of the combined entities.

NOTE 6 – PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of July 31, 2022:

Furniture and fixture	$275,934
Machinery and shop equipment	498,597
Vehicles	194,895
969,426
Accumulated depreciation	(105,861)
Property and equipment, net of accumulated depreciation	$863,565

Depreciation expense for the year ended July 31, 2022 and 2021 was $105,861 and $0, respectively.

During the years ended July 31, 2022 and 2021, the Company acquired property and equipment from acquisition of $816,179 and $0 and purchased property and equipment of $153,247 and $0, respectively.

NOTE 7 – INTANGIBLE ASSETS

During the year ended July 31, 2022, the Company acquired identifiable intangible assets totaling $625,000 via acquisition of dealerships (Note 5). These intangible assets consist of franchise dealership rights and have indefinite useful life. We test intangible assets for impairment annually at the reporting unit level, primarily using a discounted cash flow methodology. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses.

No instances of impairment were identified for the year ending July 2022.

NOTE 8 - GOODWILL

During the year ended July 31, 2022, the Company acquired powersports dealerships and recognized goodwill of $445,539 (see Note 5).

No instances of impairment were identified for the period of acquisition date through July 31, 2022.

NOTE 9 – EQUITY

Authorized

On November 18, 2021, the Company filed Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to authorize one billion (1,000,000,000) shares of common stock having a par value of $0.001 per share, and thirty million (30,000,000) shares of preferred stock having a par value of $0.001 per share. All or any part of the capital stock may be issued by the Corporation from time to time and for such consideration and on such terms as may be determined and fixed by the Board of Directors, without action of the stockholders, as provided by law, unless the Board of Directors deems it advisable to obtain the advice of the stockholders.

Preferred Stock

The Company has designated one series of preferred stock, which is known as the Series A Preferred Stock (the “Series A Preferred”). The Board has authorized the issuance of 10,000,000 shares of Series A Preferred. The Series A Preferred Stock has the following rights and preferences:

Dividends: Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, (a) dividends at a rate per annum to 3.5% plus all accrued and unpaid dividends that are payable on such share of Series A Preferred Stock, in each case as adjusted for any stock dividends, splits, combinations, and similar events, or (b) participating dividends of the same type as dividends or other distributions, whether cash, in-kind or other property payable or to be made on outstanding shares of Common Stock.

Liquidation Preference: The holders of Series A Preferred Stock have the first equitable right of distribution in the event of liquidation or winding up of the Company.

Voting Rights: The holders of Series A Preferred Stock have the voting rights equal to 100 votes per share on all matters submitted to a vote of the stockholders of the Corporation.

Voluntary Conversion Rights: Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock at the option of the holder thereof.

Mandatory Conversion Right: The Company has the right to convert each share of Series A Preferred Stock into 100 shares of Common Stock at any time.

On September 24, 2021, the Company issued 33,334 shares of Series A Preferred Stock valued at $344,835 as part of the change of control and disposition of subsidiary (see Note 1). As a result, the Company realized a gain on deconsolidation of our subsidiary and settlement of debt of $2,323,897 which we recognized as part of additional paid in capital.

As of July 31, 2022 and 2021, 33,334 and 0 shares of Preferred Stock were issued and outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended July 31, 2022, the Company issued 803,500 shares of common stock as follows:

•	On October 18, 2021, the Company announced a private placement (i) 1,250,000 shares of common stock at price of $2.00 per share, (ii) warrants to purchase 1,000,000 shares of common stock (iii) Series A and B Convertible Bonds to purchase 1,000,000 shares of common stock and (iv) Series A Convertible Debentures to purchase 900,000 shares of common stock. The total offering was $9,500,100.

•	Pursuant to the October 18, 2021 private offering, the Company issued 753,500 shares of common stock at price of $2.00 per share for proceeds of $1,487,000 in cash and $20,000 in subscription receivable that was subsequently collected on August 8, 2022.

•	50,000 shares were issued for the exercise of warrants for $50,000.

As of July 31, 2022 and 2021, the Company had 2,782,458 and 1,978,958, respectively, shares of common stock issued and outstanding, respectively.

Stock Options

During the year ended July 31, 2022, the Company granted 625,000 stock options valued at $649,174 to the Company’s employees under individual employment agreements. The option vest on various schedules, ranging from 20% - 33% per year (3 – 5 years) based on individualized performance and longevity standards. During the year ended July 31, 2022, the Company recognized stock-based compensation expense of $63,522, and as of July 31, 2022, $585,652 remains unamortized. The intrinsic value of the 625,000 options outstanding as of July 31, 2022, is $200,000.

The following is a summary of stock option activity during the year ended July 31, 2022:

		WAEP	WAL
	Stock options	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of July 31, 2021	–	$–	–
Grants	625,000	1.24	8.01
Exercised	–	–	–
Expiry	–	–	–
Balance as of July 31, 2022	625,000	$1.24	7.76

Exercisable as of July 31, 2022	5,000	$3.33	7.51

The Company utilizes the Black-Scholes model to value its stock options. The Company utilized the following assumptions, during the year ended July 31, 2022:

Expected term	3.00 - 5 years
Expected average volatility	68% - 80%
Expected dividend yield	–
Risk-free interest rate	1.56% - 2.88%

Warrants

Pursuant to a private placement offering, the Company issued thirty-five (35) Series A Warrants for $35, to related parties, which were assigned a fair value of $291,548 and were recorded as debt discounts to convertible notes payable. The debt discount is amortized over the term of convertible notes payable. These Warrants were issued in conjunction with additional debt investments made by the recipients.

Each Series A Warrant is for the purchase of 10,000 shares of common stock, which may be exercised for a period of 24 months beginning January 1, 2022 and ending December 31, 2023 at a strike price of $1.00 per share and the next period of 12 months beginning January 1, 2024 and ending December 31, 2024 at price of $2.00 per share. Unexercised warrants shall expire on January 1, 2025.

All warrants issued were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

July 31,
2022
Exercise price	$1.00 - 2.00
Expected term	2 years
Expected average volatility	73% - 83%
Expected dividend yield	–
Risk-free interest rate	0.53% - 2.47%

A summary of warrant activity during the year ended July 31, 2022 is as follows:

	Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining Contractual Life
	warrants	Exercise Price	(in years)

Outstanding, July 31, 2021	–	$–	–
Granted	350,000	1.00	2.00
Exercised	(50,000)	1.00	–
Forfeited/canceled	–	–	–
Outstanding, July 31, 2022	300,000	$1.00	1.48

Exercisable, July 31, 2022	300,000	$1.00	1.48

The intrinsic value of the warrants as of July 31, 2022, is $300,000.

NOTE 10 – WORKING CAPITAL LOANS

On September 16, 2022, the Company borrowed working capital loans of $100,000 and $300,000. The interest rate of the loan is ICE Swap 5 year Rate plus 3.2%. The loans are repaid monthly for 60 months, $1,846.74 and $5,540.23, respectively.

During the year ended July 31, 2022, the Company repaid principal amount of $62,854 and interest expense of $11,016. As of July 31, 2022, the Company had working capital loans current portion of $75,725 and noncurrent portion of $261,421.

Future maturities at July 31, 2022 were as follows:

2023	$75,725
2024	88,644
2025	88,644
2026	84,133
Thereafter	–
$337,146

NOTE 11 – CONVERTIBLE NOTES PAYABLE

During the year ended July 31, 2022, the Company issued convertible notes payable of $1,520,000, as follows:

Series A Convertible Bonds	$930,000
Series B Convertible Bonds	90,000
Series A Convertible Debentures	500,000
Total convertible notes payable	$1,520,000

During the year ended July 31, 2022, the Company issued convertible notes payable to related parties of $1,965,000 as follows:

Series A Convertible Bonds	$690,000
Series B Convertible Bonds	275,000
Series A Convertible Debentures	1,000,000
Total convertible notes payable, related parties	1,965,000
Debt discount from warrant issued	(261,691)
Net convertible notes payable, related parties	$1,703,309

During the year ended July 31, 2022, the Company recorded interest expense of $166,627 (related parties $99,619), amortization of debt discount of $29,857 and paid interest of $141,004 (related parties $83,561). As of July 31, 2022, the Company recorded accrued interest of $25,623 (related parties $16,058).

Series A Convertible Bonds

Series A Convertible Bonds (“A-Bonds”) are $1,000 face value bonds, bear a 6% coupon rate. Interest is accrued and payable on March 31, June 30, September 30, and December 31 each year from the date of issuance until the date of redemption or conversion into Shares. A-Bonds are convertible into Shares at the rate of 200 Common Shares each. The A-Bonds may be called or redeemed by the Company upon 60 days’ notice any time after July 1, 2024. Series A Convertible Bonds shall mature on December 31, 2028, on which date they shall be paid, together with any accrued interest to the registered owner, unless having been converted into Shares.

Series B Convertible Bonds

Series B Convertible Bonds (“B-Bonds”) are $1,000 face value bonds, with an 18% coupon rate. Interest shall be accrued and payable on March 31, June 30, the September 30, and the December 31each year from the date of issuance until the date of redemption or conversion into Shares. B-Bonds are convertible into Shares at the rate of 400 Shares each. B-Bonds shall mature on December 31, 2026. Series B Convertible Bonds are callable by the Company on 60 days' notice, any time after January 1, 2024.

Series A Convertible Debentures

Series A Convertible Debentures (“A-Debentures”) are $500,000 face value debentures. The A-Debentures bear an annual rate of 10% simple. Interest shall be accrued and payable on March 31, June 30, September 30, and December 31 each year. A-Debentures are convertible into Shares at the rate of 150,000 Shares each. A-Debentures shall mature on December 31, 2026, date they shall be paid, together with any accrued interest to the registered owner, unless having been converted into Shares.

NOTE 12 - LEASE

In August 2021, the Company took over a lease arrangement, which the original lease agreement was dated on July 20, 2021, by acquisition of dealership in Eugene Oregon. The lease expires on December 31, 2025 and monthly rent is $16,108 in 2021. The Calendar year 2022, rent shall be $16,913.40 per month, Calendar year 2023, rent shall be $17,759.07 per month, Calendar year 2024, rent shall be $18,647.02 per month, and Calendar year 2025, rent shall be $19,579.37 per month.

In August, 2021, the Company took over a lease arrangement, which the original lease agreement was dated on August 24, 2020, by acquisition of dealership in Eugene Oregon. The lease continued for a period of 65 months and monthly rent is $18,626.56 from October 1, 2020 to September 30, 2021, $19,185.36 from October 1, 2021 to September 30, 2022, $19,760.92 from October 1, 2022 to September 30, 2023, $20,353.75 from October 1, 2023 to September 30, 2024, $20,964.36 from October 1, 2024 to September 30, 2025, $21,593.29 from October 1, 2025 to September 30, 2026. The Company has a security deposit in the amount of $21,992.34.

On March 15, 2022, the Company entered into a lease arrangement as the tenant of a dealership in Nashville Tennessee. The lease began on March 15, 2022 and is to be continued for a period of 60 months. Base rent is $10,000 for years one and two of the Lease. At the beginning of the Third Lease Year the rent will be increased by the cost of living increase comparing the end of the Second Lease Year to the first day of the First Lease Year using the then current CPI Index for All Urban Consumers published by the U.S. Government. Once established the Base Rent shall remain the same for years three, four and five.

As of July 31, 2022 and 2021, the Company recognized operating lease right-of use assets and lease liabilities, which had balances as follows:

	July 31,	July 31,
	2022	2021
Operating lease ROU asset	$2,045,489	$–

	July 31,	July 31,
	2022	2021
Operating lease liabilities:
Current portion	$512,986	$–
Non-current portion	1,556,984	–
	$2,069,970	$–

The following summarizes right-of use asset and lease information about the Company’s operating lease as of July 31, 2022:

Lease cost:
Operating lease cost	$385,448

Other information:
Cash paid for operating cash flows from operating leases	$360,969
Right-of-use assets obtained in exchange for new operating lease liability	$2,392,645

Weighted-average remaining lease term — operating leases (year)	3.76
Weighted-average discount rate — operating leases	2.89%

Future minimum lease payments under the operating lease liability has non-cancelable lease payments at July 31, 2022 as follows:

Year Ended July 31,	Total
2023	$564,860
2024	582,384
2025	600,642
2026	367,792
2027	70,000
Thereafter	–
$2,185,678

NOTE 13 – RELATED PARTY TRANSACTIONS

Put Option

On December 31, 2021, the Company issued to our CEO, a put option to sell or put up to 200,000 shares at the price of $7.50 per share ($1,500,000). The put option is exercisable at any time during the four (4) year period, beginning on December 1, 2023 and ending on December 1, 2027. As of July 31, 2022, the Company has not recognized a liability for the option as it is currently not exercisable.

Due to Related Party

During the year ended July 31, 2022, the Company entered into a line of credit agreement with its CEO for up to $1,000,000. Upon advancing funds to the Company, the advance will be designated as either short-term, which may be called at any time on 30 days notice or long-term which may be called upon with 12 months notice. The line of credit is unsecured and bears 3% interest per annum. During the year ended July 31, 2022, our CEO advanced $1,357,460 and the Company repaid $1,029,896 leaving a total balance owed of $335,317.

As of July 31, 2021, the Company was obligated to the former management of $1,248,070 and it was forgiven in September 2021, as a part of the change of control.

NOTE 14 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the federal statutory rate of 21% to the income tax amount recorded as of July 31, 2022 and 2021 are as follows:

	July 31, 2022	July 31, 2021
Net operating carryforward	$(2,111,518)	$(7,667,225)
Effective tax rate	21%	21%

Tax benefit of net operating loss carryforward	443,419	1,610,117
	(94,346)	–
Valuation allowance	(349,073)	(1,610,117)
Deferred income tax assets	$–	$–

Deferred tax assets consist of the following components as of July 31, 2022 and 2021:

	July 31,	July 31,
	2022	2021
Deferred tax assets
Net operating loss carryover	$349,073	$1,610,117
Increase in valuation allowance	(349,073)	(1,610,117)
Net deferred tax asset	$–	$–

The net operating losses (“NOLs”) carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in September 2021. Due to change of control, the Company estimates not being able to carryover approximately $1,600,000 of NOL generated before September 2021 to offset future income.

At July 31, 2022, the Company had approximately $1,662,000 of net operating loss carryforwards that may be offset against future taxable income. No tax benefit has been reported in the July 31, 2022 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Tax returns for the years ended 2014 and forward are subject to review by the tax authorities.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Interest rate

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk on its vehicle floor plan financing due to fluctuations in interest rates. The Company manages interest rate risk by seeking financing terms in individual arrangements that are most advantageous taking into account all relevant factors, including credit margin, term and basis. The risk management objective is to minimize the potential for changes in interest rates to cause adverse changes in cash flows to the Company.

Vendor concentration

For the year ended July 31, 2022, the Company is heavily dependent on vendor concentrations and vehicle floor plans through our dealer relationships with BMW, Ducati and Triumph.

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued.

Subsequent to July 31, 2022, the Company issued debt as follows:

•	14% interest note payable of $3,500,000 with due on October 1, 2024.
•	10% interest note payable of $1,000,000 with due on December 1, 2024.
•	Series A convertible bond of $30,000.
•	5.5% interest Series C Convertible Bonds of $20,000.
•	6% internet Series D Convertible Bonds of $25,000.

Subsequent to July 31, 2022, the Company issued common stock as follow:

•	932,125 shares of common stock for conversion of debt of $3,530,000.
•	3,333,334 shares of common stock for conversion of 33,334 shares of preferred stock.
•	31,500 shares of common stock for $31,500.

