Form 10-Q
period 2022-01-31
Motos America, Inc.
filed 2023-09-12
CIK 1409175

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2022

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

Registrant's telephone number, including area code: (385) 386-6700

Securities registered pursuant to Section 12(b) of the Act: None

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

As of June 2, 2023, the issuer had outstanding 7,136,416 shares of common stock.

i

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended.

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

1

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

MOTOS AMERICA INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

MOTOS AMERICA INC.

BALANCE SHEETS

(Unaudited)

	January 31,	July 31,
	2022	2021
Assets
Current Assets
Cash	$721,053	$542
Advance payments on acquisition	1,503,682	–
Other current assets	2,751	–
Total Current Assets	2,227,486	542

Total Assets	$2,227,486	$542

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$98,833	$85,956
Accrued liabilities and other liabilities	44,663	967,189
Convertible notes payable, net	1,597,052	–
Due to related party	485,330	1,248,070
Current tax liabilities	–	21,199
Total Current Liabilities	2,225,878	2,322,414

Deferred tax	–	9,236
Total Liabilities	2,225,878	2,331,650

Stockholders' Equity (Deficit)
Preferred stock: 30,000,000 shares authorized; $0.001 par value
Series A preferred stock, $0.001 par value, 10,000,000 shares designated; 33,334 and 0 shares issued and outstanding, respectively	33	–
Common stock: 1,000,000,000 shares authorized; $0.001 par value, 2,068,958 and 1,978,700 shares issued and outstanding, respectively	2,069	1,979
Additional paid-in capital	8,018,137	5,550,412
Accumulated other comprehensive loss	–	(216,274)
Accumulated deficit	(8,018,631)	(7,667,225)
Total Stockholders' Equity (Deficit)	1,608	(2,331,108)
Total Liabilities and Stockholders' Equity (Deficit)	$2,227,486	$542

The accompanying notes are an integral part of these unaudited financial statements.

MOTOS AMERICA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

Revenue
Finance and insurance	$2,645	$–	$2,645	$–

Operating expenses
Selling, general and administration expenses	$45,740	$8,473	$45,740	$15,699
Professional fees	206,890	–	206,890	–
Sales and advertising	2,841	–	2,841	–
Payroll expense	50,881	–	50,881	–
Total operating expenses	306,352	8,473	306,352	15,699

Operating loss	(303,707)	(8,473)	(303,707)	(15,699)

Other Expense
Interest expense	(11,699)	–	(47,699)	–
Other expense	–	(6,138)	–	(12,507)
Total other expense	(11,699)	(6,138)	(47,699)	(12,507)

Loss before provision for income taxes	(315,406)	(14,611)	(351,406)	(28,206)

Income tax benefit	–	–	–	–

Net loss	$(315,406)	$(14,611)	$(351,406)	$(28,206)

Other comprehensive loss	–	(52,921)	–	(103,866)

Comprehensive loss	$(315,406)	$(67,532)	$(351,406)	$(132,072)

Basic and diluted loss per common share	$(0.15)	$(0.01)	$(0.17)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	2,057,110	1,978,700	2,017,823	1,978,700

The accompanying notes are an integral part of these unaudited financial statements.

MOTOS AMERICA INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Three and Six Months Ended January 31, 2022

					Additional	Accumulated Other
	Series A Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, July 31, 2021	–	$–	1,978,700	$1,979	$5,550,412	$(216,274)	$(7,667,225)	$(2,331,108)

Preferred stock issued for settlement of debt and deconsolidation	33,334	33	–	–	2,107,590	216,274	–	2,323,897
Net loss	–	–	–	–	–	–	(36,000)	(36,000)
Balance, October 31, 2021	33,334	33	1,978,700	1,979	7,658,002	–	(7,703,225)	(43,211)

Common stock issued for cash	–	–	90,000	90	179,910	–	–	180,000
Warrants issued with convertible debt	–	–	–	–	180,225	–	–	180,225
Common stock split adjustment	–	–	258	–	–	–	–	–
Net loss	–	–	–	–	–	–	(315,406)	(315,406)
Balance, January 31, 2022	33,334	$33	2,068,958	$2,069	$8,018,137	$–	$(8,018,631)	$1,608

For the Three and Six Months Ended January 31, 2021

					Additional	Accumulated Other
	Series A Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance, July 31, 2020	–	$–	1,978,700	$1,979	$5,550,412	$(196,823)	$(7,638,503)	$(2,282,935)

Translation Adjustment	–	–	–	–	–	(50,945)	–	(50,945)
Net loss	–	–	–	–	–	–	(13,595)	(13,595)
Balance, October 31, 2020	–	–	1,978,700	1,979	5,550,412	(247,768)	(7,652,098)	(2,347,475)

Translation Adjustment	–	–	–	–	–	(52,921)	–	(52,921)
Net loss	–	–	–	–	–	–	(14,611)	(14,611)
Balance, January 31, 2021	–	$–	1,978,700	$1,979	$5,550,412	$(300,689)	$(7,666,709)	$(2,415,007)

The accompanying notes are an integral part of these unaudited financial statements.

MOTOS AMERICA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(351,406)	$(28,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	7,261	–
Foreign translation reserve	–	(103,866)
Changes in operating assets and liabilities:
Other current assets	(2,751)	–
Accounts payable	91,081	4,416
Accrued liabilities and other liabilities	44,678	62,481
Due to related party	485,330	64,674
Deferred tax	–	499
Net Cash provided by (used in) Operating Activities	274,193	(2)

Cash Flows from Investing Activities:
Advance payments on acquisition	(1,503,682)	–
Net Cash used in Investing Activities	(1,503,682)	–

Cash Flows from Financing Activities:
Proceeds from private placement	180,000	–
Proceeds from convertible notes	1,770,000	–
Net Cash provided by Financing Activities	1,950,000	–

Net change in cash	720,511	(2)
Cash, beginning of period	542	544
Cash, end of period	$721,053	$542

Supplemental cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash financing activity
Change in control - debt forgiveness	$2,107,590	$–
Warrants issued with debt instruments	$180,225	$–

The accompanying notes are an integral part of these unaudited financial statements.

MOTOS AMERICA, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2022

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization

The Company was incorporated under the laws of the State of Nevada on April 25, 2007 under the name “Contact Minerals Corp.”, and later changed its name to Weconnect Tech International, Inc. In November, 2021 the Company filed Articles of Amendment with the State of Nevada whereby it changed its name to “Motos America Inc.”

The Company considers itself as a lifestyle company. The Company buys and operates BMW Motorcycle, Triumph Motorcycle and Ducati Motorcycle dealerships. It is the belief of the Company that these brands are not sold as practical transportation; instead, they are luxury items that buyers consume as part of a more extensive and exclusive lifestyle choice. The Company has acquired four dealerships and plans to acquire more existing dealerships and develop new “open point” dealerships.

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

All share and per share information in these financial statements retroactively reflect this Reverse Stock Split, after giving adjustment to fractional shares.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of January 31, 2022, the Company had an accumulated deficit of $8,018,631, and net loss of $351,406 for the six months ended July 31, 2022. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended July 31, 2021, contained in the Company’s Form 10-K filed on October 26, 2021.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of January 31, 2022 and July 31, 2021, the Company had cash of $721,053 and $542, respectively, and did not have cash equivalents.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The carrying amounts shown of the Company’s financial instruments including current assets and liabilities approximate fair value due to their short-term nature.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, ASC 606 Revenue from Contracts with Customers requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred and are included in sales and advertising expenses in the accompanying Statements of Operations. Advertising and marketing expenses were $2,481 and $0 for the six months ended January 31, 2022 and 2021, respectively,

Deferred Income Taxes and Valuation Allowance

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock options. For the six months ended January 31, 2022, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive. For the six months ended January 31, 2021, there were no common stock equivalents.

For the six months ended January 31, 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

Shares
Series A Preferred Stock	3,333,334
Series A Convertible Bonds	330,000
Series B Convertible Bonds	146,000
Series A Convertible Debenture	450,000
Warrants	160,000
Total	4,419,334

There were no potentially dilutive shares of common stock outstanding for the six months ended January 31, 2021.

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

Recently Issued Accounting Pronouncements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

NOTE 3 – ADVANCED PAYMENTS ON ACQUISITION

As of January 31, 2022, a deposit of $1,503,682 was paid towards the acquisition of 100% of the membership interests in two Oregon LLCs: Cascade Moto Eugene, LLC and Cascade Moto Portland. The acquisitions were completed in March 2022.

NOTE 4 – EQUITY

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

Dividends: Holders of Series A Preferred Stock are entitled to receive (a) dividends at a rate per annum to 3.5% plus all accrued and unpaid dividends that are payable on such share of Series A Preferred Stock, in each case as adjusted for any stock dividends, splits, combinations, and similar events, or (b) participating dividends of the same type as dividends or other distributions, whether cash, in-kind or other property payable or to be made on outstanding shares of Common Stock.

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

As of January 31, 2022 and July 31, 2021, 33,334 and 0 shares of Preferred Stock were issued and outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of Common Stock. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended January 31, 2022, the Company issued 90,258 shares of common stock as follows:

•	On October 18, 2021, the Company announced a private placement (i) 1,250,000 shares of common stock at price of $2.00 per share, (ii) warrants to purchase 1,000,000 shares of common stock (iii) Series A and B Convertible Bonds to purchase 1,000,000 shares of common stock and (iv) Series A Convertible Debentures to purchase 900,000 shares of common stock. The total offering was $9,500,100.
•	Pursuant to private offering date October 18, 2021, the Company issued 90,000 shares of common stock at price of $2.00 per share in cash during the six months ended January 31, 2022.
•	258 shares were issued for fractional share adjustments, resulting from the reverse stock split.

As of January 31, 2022 and July 31, 2021, the Company had 2,068,958 and 1,978,700 shares of common shares issued and outstanding, respectively.

Warrants

Pursuant to a private placement offering, the Company issued sixteen (16) Series A Warrants for $16, to related parties, which was assigned a value of $180,209 and was recorded as debt discount to convertible notes payable. The debt discount is amortized over the term of convertible notes payable. These Warrants were issued in conjunction with additional debt investments made by the recipients.

Each Series A Warrant is for the purchase of 10,000 shares of common stock at a price of $1.00 to $2.00 per share, which may be exercised for a period of 24 months beginning January 1, 2022 and ending December 31, 2023 at a strike price of $1.00 per share and a next period of 12 months beginning January 1, 2024 and ending December 31, 2024 at price of $2.00 per share. Unexercised Warrants shall expire on January 1, 2025.

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

January 31,
2022
Exercise price	$1.00 - 2.00
Expected term	2 years
Expected average volatility	83%
Expected dividend yield	–
Risk-free interest rate	0.53%

A summary of warrant activity during the six months ended January 31, 2022 is as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Number of warrants	Exercise Price	Contractual life (in years)

Outstanding, July 31, 2021	–	$–	–
Granted	160,000	1.00	2.00
Exercised	–	–	–
Forfeited/canceled	–	–	–
Outstanding, January 31, 2022	160,000	$1.00	1.79

Exercisable, January 31, 2022	160,000	$1.00	1.79

The intrinsic value of the warrants as of January 31, 2022, is $0.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the six months ended January 31, 2022, the Company issued convertible notes payable totaling $1,770,000.

January 31,
2022
Series A Convertible Bonds	$240,000
Series B Convertible Bonds	30,000
Series A Convertible Debentures	500,000
$770,000

During the six months ended January 31, 2022, the Company issued Series A Convertible Debentures to related parties of $1,000,000.

During the six months ended January 31, 2022, the Company recorded interest expense of $40,438, amortization of debt discount of $7,261. As of January 31, 2022, the Company recorded accrued interest of $40,438.

Series A Convertible Bonds

Series A Convertible Bonds (“A-Bonds”) are $1,000 face value bonds, bear a 6% coupon rate. Interest is accrued and payable on the 31st of March, the 30th of June, the 30th of September, and the 31st of December each year from the date of issuance until the date of redemption or conversion into Shares. A-Bonds are convertible into Shares at the rate of 200 Common Shares each. The A-Bonds may be called or redeemed by the Company upon 60 days’ notice any time after July 1, 2024. Series A Convertible Bonds shall mature on December 31, 2028, on which date they shall be paid, together with any accrued interest to the registered owner, unless having been converted into Shares.

Series B Convertible Bonds

Series B Convertible Bonds (“B-Bonds”) are $1,000 face value bonds, with an 18% coupon rate. Interest shall be accrued and payable on the 31st of March, the 30th of June, the 30th of September, and the 31st of December each year from the date of issuance until the date of redemption or conversion into Shares. B-Bonds are convertible into Shares at the rate of 400 Shares each. B-Bonds shall mature on December 31, 2026. Series B Convertible Bonds are callable by the Company on 60 days' notice, any time after January 1, 2024.

Series A Convertible Debentures

Series A Convertible Debentures (“A-Debentures”) are $500,000 face value debentures. The A-Debentures bear an annual rate of 10% simple. Interest shall be accrued and payable on the 31st of March, the 30th of June, the 30th of September, and the 31st of December each year. A-Debentures are convertible into Shares at the rate of 150,000 Shares each. A-Debentures shall mature on December 31, 2026, date they shall be paid, together with any accrued interest to the registered owner, unless having been converted into Shares.

NOTE 6 – RELATED PARTY TRANSACTIONS

As discussed in Notes 1 and 4, as part of the change of control, the Company realized a gain on disposal of subsidiary and debt forgiveness to our former CEO, which was recorded to additional paid in capital.

As discussed in Notes 4 and 5, related parties contributed in the purchase of our private placement offering and purchase of warrants.

As discussed in Note 3, the Oregon dealerships were purchased from our CEO during August 2021.

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

Due to Related Party

As of January 31, 2022, the Company was obligated to our CEO, for an unsecured, non-interest-bearing due on demand loan with a balance of $485,330. As of July 31, 2021, the Company was obligated to the former management for $1,248,070, which was forgiven in 2022 as a part of the change of control.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.

Subsequent to January 31, 2022, the Company issued debt as follows:

•	14% interest note payable of $3,500,000 with due on October 1, 2024.
•	10% interest note payable of $1,000,000 with due on December 1, 2024.
•	Series A convertible bond of $30,000.
•	5.5% interest Series C Convertible Bonds of $20,000.
•	6% internet Series D Convertible Bonds of $25,000.

Subsequent to January 31, 2022, the Company issued common stock as follow:

•	695,000 shares for cash of $1,358,500
•	50,000 for exercise of warrants
•	57,000 shares for employee compensation
•	932,125 shares of common stock for conversion of debt of $3,530,000.
•	3,333,333 shares of common stock for conversion of 33,334 shares of preferred stock.
•	31,500 shares of common stock for $31,500.

Acquisitions:

•	Effective March 1, 2022 the Company consummated the purchase of 100% of the membership interests in two Oregon LLCs: Cascade Moto Eugene, LLC and Cascade Moto Portland. These two Oregon LLCs were originally purchased by the Company’s CEO on August 15, 2021. The Company and two Oregon LLCs were under common control since August 15, 2021.

•	Effective March 14, 2022, the Company consummated the purchase of the assets of Bloodworth Motorsports, Inc, a Tennessee corporation. These assets constitute the BMW and Ducati Motorcycle dealership located in Nashville, TN.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization

The Company was incorporated under the laws of the State of Nevada on April 26, 2007, under the name “Contact Minerals Corp.”, and later changed its name to Weconnect Tech International, Inc. In November 2021 the Company filed Articles of Amendment with the State of Nevada whereby it changed its name to “Motos America Inc.”

Overview

The Company considers itself a lifestyle company. The Company develops new open points, buys and operates BMW Motorcycle, Triumph Motorcycle and Ducati Motorcycle dealerships. It is the belief of the Company that these brands are not sold as practical transportation; instead, they are luxury items that buyers consume as part of a more extensive and exclusive lifestyle choice. The Company has acquired four dealerships and plans to acquire more existing dealerships and develop new “open point” dealerships.

The Company’s business office is located at 510 South 200 West, Suite 110 Salt Lake City, Utah 84101.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended January 31, 2022, which are included herein.

Our operating results for the three and six months ended January 31, 2022, and 2021 and the changes between those periods for the respective items are summarized as follows:

Three Months Ended January 31, 2022, compared to the Three Months Ended January 31, 2022.

	Three Months Ended
	January 31,
	2022	2021	Changes
Revenues	$2,645	$–	$2,645
Operating expenses	$306,352	$8,473	$297,879
Other expenses	$11,699	$6,138	$5,561
Net loss	$315,406	$14,611	$300,795

During the three months ended January 31, 2022 and 2021, the Company earned minor revenue from finance and insurance of $2,645 and $0, respectively.

Operating expenses for the three months ended January 31, 2022 and 2021 were $306,352 and $8,473, respectively.

During the three months ended January 31, 2022, the operating expenses, were primarily attributed to professional fees of $206,890, selling and general administrative expenses of $45,740, payroll expenses of $50,881 and sales and advertising expenses of $2,841. During the three months ended January 31,2021, the operating expenses, were primarily attributed to selling and general administrative expenses of $8,473.

Other expenses for the three months ended January 31, 2022 and 2021, represent interest expenses of $4,438 and $0 related to Series A and B Bonds and Series A Debentures, amortization of debt discount of $7,261 and $0 related to Series A warrants, and other expenses of $0 and $6,138, respectively.

We had a net loss of $315,406 and $14,611 for the three months ended January 31, 2022, and 2021, respectively. The increase in net loss of $300,795 was primarily due to an increase in operating expenses of $297,879 and other expenses of $5,561, reduced by an increase in revenues of $2,645.

 Six Months Ended January 31, 2022, compared to the Six Months Ended January 31, 2021.

	Six Months Ended
	January 31,
	2022	2021	Changes
Revenues	$2,645	$–	$2,645
Operating expenses	$306,352	$15,699	$290,653
Other expenses	$47,699	$12,507	$35,192
Net loss	$351,406	$28,206	$323,200

During the six months ended January 31, 2022, and 2021, the Company earned minor financing operating revenues of $2,645 and $0, respectively.

We had a net loss of $351,406 and $28,206 for the six months ended January 31, 2022 and 2021, respectively. The increase in net loss of $323,200 was primarily due to an increase in operating expenses of $290,653 and interest expenses of 35,192, reduced by an increase in revenues of $2,645.

Operating expenses for the six months ended January 31, 2022, and 2021 were $306,352 and $15,699, respectively.

During the six months ended January 31, 2022, the operating expenses, were primarily attributed to professional fees of $206,890, selling and general administrative expenses of $45,740, payroll expenses of $50,881 and sales and advertising expenses of $2,841. During the six months ended January 31,2021, the operating expenses, were primarily attributed to selling and general administrative expenses of $15,699.

Other expenses for the six months ended January 31, 2022 and 2021, represent interest expenses of $40,438 and $0 related to Series A and B Bonds and Series A Debentures, amortization debt discount of $7,261 and $0 related to Series A warrants, and other expenses of $0 and $12,507, respectively.

Balance Sheet Data:

	January 31,	July 31,
	2022	2021
Current Assets	$2,227,486	$542
Current Liabilities	$2,225,878	$2,322,414
Working Capital (Deficiency)	$1,608	$(2,321,872)

As of January 31, 2022, our current assets were $2,227,486, and our current liabilities were $2,225,878 which resulted in working capital of $1,608.

As of January 31, 2022, current liabilities were comprised of $143,496 in accounts payable and accrued liabilities, convertible notes payable of $1,597,052 and $485,330 in due to related party, compared to $1,053,145 in accounts payable and accrued liabilities, $1,248,070 in due to related party and $21,199 in current tax liabilities as of July 31, 2021.

As of January 31, 2022, our working capital increased by $2,323,480 from working capital deficiency of $2,321,872 as of July 31, 2021, to working capital of $1,608, primarily due to an increase in current assets of $2,226,944 and a decrease in current liabilities of $96,536.

Committed liquidity resources available

January 31,
2022
Cash	$721,053
Committed liquidity resources available	$721,053

As of January 31,2022, the outstanding principal amount of indebtedness was $1597,052, summarized in the table below:

January 31,
2022
Convertible notes payable, net of discount	1,597,052
Total debt	$1,597,052

The following table sets forth a summary of our cash flows:

	Six Months Ended
	January 31,
	2022	2021
Cash Flows provided by (used in) Operating Activities	$274,193	$(2)
Cash Flows used in Investing Activities	$(1,503,682)	$–
Cash Flows provided by Financing Activities	$1,950,000	$–
Net Change in Cash During Period	$720,511	$(2)

Cash Flows from Operating Activities

During the six months ended January 31, 2022, we have generated positive cash flows from operating activities of $274,193. For the six months ended January 31, 2022, net cash flows provided by operating activities was $274,193, consisting of a net loss of $351,406, reduced by accounts payable and accrued liabilities of $135,759, due to related party of $485,330, amortization of debt discount of $7,261 and increase by other current assets of $2,751. For the six months ended January 31, 2021, net cash flows used in operating activities was $2, consisting of a net loss of $28,206, reduced by accounts payable and accrued liabilities of $66,897, due to related party of $64,674, deferred tax of $499 and increased by foreign translation reserve of $103,866.

Cash Flows used in Investing Activities

For the six months ended January 31, 2022, the cash used in investing activities was $1,503,682 related to advance payment on acquisition. For the six months ended January 31, 2021, we had no cash used in investing activities.

Cash Flows from Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities for the six months ended January 31, 2022, was $1,950,000 related to proceeds of $180,000 from private placement and $1,770,000 from convertible notes. For the six months ended January 31, 2021, we had no financing activities.

Off-Balance Sheet Arrangements

As of January 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or material capital resources.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of January 31, 2022, the Company had an accumulated deficit of $8,018,631, and net loss of $351,406 for the six months ended January 31, 2022. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of January 31, 2022. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditure are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of January 31, 2022, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of January 31, 2022 due to the following identified material weaknesses:

•	Our control environment is inadequate. We have no risk assessment procedures, no formal information or communication process, and no monitoring activities in place. Additionally, we lack policies that require formal written approval for related party transactions.

•	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements. We do not have controls in place to prevent individuals from manipulating financial data or entering inaccurate data into the accounting software, and there are no controls over the financial reporting close process. Additionally, we lack segregation of duties and review procedures to ensure our financial data is accurate.

•	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience.

Management believes that despite our material weaknesses, our financial statements for the quarter ended January 31, 2022 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended January 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Management, including our Principal Executive Officer and Principal Financial Officer, does not expect that disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are no resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

None.

ITEM 1A - Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2022, the Company realized $180,000 from the unregistered sale of 90,000 shares of common stock (share information reflects 1 for 300 reverse stock split, effective on June 16, 2022).

The proceeds of this unregistered offering were used to fund the operating deficit of the Company, and to provide working capital to fund future operating losses, as well as for the business objectives of the Company.

The securities in the transaction described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 3 - Defaults upon Senior Securities

None.

ITEM 4 - Mine Safety Disclosures

Not applicable.

ITEM 5 - Other Information

None.

ITEM 6 - Exhibits

Exhibit
Number	Description of Exhibit
4.2	Description of Securities.(2)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(1)
99.2	Pre-Approval Procedures.(1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

Notes:
(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2017.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2019.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Motos America, Inc.

Date: September 12, 2023	By:	/s/ Vance Harrison
Vance Harrison
Chief Executive Officer and Director

